Form 10-Q
period 1996-03-31
JPS AUTOMOTIVE LP
filed 1996-05-09
CIK 924902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                  Commission file numbers 33-75510-01; 1-12944


                               JPS AUTOMOTIVE L.P.
                          JPS AUTOMOTIVE PRODUCTS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                           13-3770905
        Delaware                                           57-0993690
- -------------------------------                      ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


29 Stevens Street
Greenville, SC                                               29605
- -------------------------------                      ----------------------
(Address of principal                                      (Zip Code)
 executive offices)


Registrant's telephone number, including area code:  (864) 239-2320

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. YES X NO
                                                   ---    ---

JPS Automotive Products Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

The number of shares outstanding of JPS Automotive Products Corp. common stock as of May 1, 1996 was 100.

                                  Page 1 of 16
                          Exhibit List on Page 13 of 16

                               JPS AUTOMOTIVE L.P.
                          JPS AUTOMOTIVE PRODUCTS CORP.

                                      INDEX

Part I.    Financial Information:                                                                              Page

           Item 1.  Financial Statements

              JPS Automotive L.P.

              Condensed Consolidated Statements of Operations
                 - Thirteen Week Periods Ended March 31, 1996 and April 2, 1995                                   3

              Condensed Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995                    4

              Condensed Consolidated Statements of Cash Flows
                 - Thirteen Week Periods Ended March 31, 1996 and April 2, 1995                                   5

              Notes to Condensed Consolidated Financial Statements                                                6

              JPS Automotive Products Corp.

              Balance Sheets as of March 31, 1996 and December 31, 1995                                           8

              Notes to Balance Sheets                                                                             9

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                       10

Part II.   Other Information                                                                                     13

           Exhibit List                                                                                          13

           Signatures                                                                                            16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                    13 Week Periods Ended
                                                    ---------------------
                                                    March 31,     April 2,
                                                       1996         1995
                                                   -----------    -------
                                                          (thousands)
NET SALES                                            $74,919      $87,624

COST OF GOODS SOLD                                    62,430       71,846
                                                     -------      -------

GROSS PROFIT                                          12,489       15,778

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           5,367        5,670
                                                     -------      -------

INCOME FROM OPERATIONS                                 7,122       10,108

INTEREST AND DEBT ISSUANCE EXPENSE                     5,392        5,912

OTHER INCOME (EXPENSE), NET                               (7)          38

MINORITY INTEREST EXPENSE                                302          185
                                                    --------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES               1,421        4,049

PROVISION FOR INCOME TAXES                               110           94
                                                    --------     --------

NET INCOME                                           $ 1,311      $ 3,955
                                                     =======      =======















          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                    March 31,     December 31,
ASSETS                                                 1996           1995
                                                    ---------     ------------
CURRENT ASSETS:                                            (thousands)
     Cash and cash equivalents                       $  3,624       $  2,840
     Accounts receivable, net                          37,551         37,824
     Inventories                                       24,823         24,148
     Other current assets                               4,751          3,837
                                                     --------       --------

        Total current assets                           70,749         68,649

PROPERTY, PLANT AND EQUIPMENT, NET                    118,395        120,245

COST IN EXCESS OF ASSETS ACQUIRED, NET                160,637        161,687

DEBT ISSUANCE COSTS, NET                                6,935          7,228

OTHER ASSETS                                            1,978          2,141
                                                     --------       --------

TOTAL ASSETS                                         $358,694       $359,950
                                                     ========       ========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt               $  2,297       $  1,464
     Accounts payable                                  11,186         12,327
     Accounts payable to related parties                7,381          8,707
     Accrued interest                                   5,890          1,400
     Other accrued liabilities                         12,960         14,228
                                                     --------       --------

        Total current liabilities                      39,714         38,126
                                                     --------       --------

LONG-TERM DEBT                                        200,006        204,463
                                                     --------       --------

OTHER LIABILITIES                                       3,999          3,999
                                                     --------       --------

MINORITY INTEREST                                       7,549          7,247
                                                     --------       --------

COMMITMENTS AND CONTINGENCIES                               -              -
                                                     --------       --------

PARTNERS' EQUITY:
     General partner                                    1,074          1,061
     Limited partner                                  106,352        105,054
                                                     --------       --------

        Total Partners' Equity                        107,426        106,115
                                                     --------       --------

TOTAL LIABILITIES AND PARTNERS' EQUITY               $358,694       $359,950
                                                     ========       ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                   13 Week Periods Ended
                                                                                 --------------------------
                                                                                 March 31,          April 2,
                                                                                   1996               1995
                                                                                 --------           --------
                                                                                         (thousands)
OPERATING ACTIVITIES:
   Net income                                                                     $ 1,311           $  3,955
   Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                             3,904              3,543
          Amortization of debt issuance costs                                         294                271
          Other operating activities                                                   28                  1
          Changes in operating assets and liabilities,
             net of acquisitions                                                      545             (6,899)
                                                                                  -------            -------

             Net cash provided by operating activities                              6,082                871
                                                                                  -------            -------

INVESTING ACTIVITIES:
   Capital expenditures                                                            (1,674)            (2,098)
   Acquisitions, net of cash acquired                                                   -             (1,140)
                                                                                  -------            -------

             Net cash used for investing activities                                (1,674)            (3,238)
                                                                                  -------            -------

FINANCING ACTIVITIES:
   Proceeds from (repayments of) revolving loans                                   (3,466)               296
   Repayment of long-term debt                                                       (158)              (230)
                                                                                  --------           -------

             Net cash provided by (used for) financing activities                  (3,624)                66
                                                                                  -------            -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                   784             (2,301)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                              2,840              8,272
                                                                                  -------            -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                                  $ 3,624            $ 5,971
                                                                                  =======            =======









          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended March 31, 1996 and April 2, 1995 have been prepared by JPS Automotive L.P. and subsidiaries ("JPS Automotive") and have not been audited by JPS Automotive's independent accountants. In the opinion of management of JPS Automotive, all adjustments considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for those periods have been included.

   In October 1995, the Board of Directors of Foamex International Inc. ("Foamex International") approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive carpet, trim and/or textile businesses of JPS Automotive (which together comprise substantially all of the assets of JPS Automotive). Foamex International is continuing to evaluate the possible sale of these businesses; however, no definitive commitment has been reached. There can be no assurance that Foamex International will be able to successfully sell these businesses or as to the price or terms of any sale. The consolidated financial statements of JPS Automotive do not include any adjustments that might result from any sale.

   Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with JPS Automotive's 1995 consolidated financial statements and notes thereto as set forth in JPS Automotive's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2. INVENTORIES

The components of inventories consist of:

                                                 March 31,          December 31,
                                                    1996                1995
                                                -----------         ------------
                                                           (thousands)
     Raw materials and supplies                   $ 6,642               $ 7,168
     Work-in-process                               10,465                10,303
     Finished goods                                 7,716                 6,677
                                                  -------               -------

        Total                                     $24,823               $24,148
                                                  =======               =======

3.   RELATED PARTY TRANSACTIONS

     JPS Automotive has a supply agreement (the "Supply Agreement") with Foamex International Inc. ("Foamex International"). Pursuant to the terms of the Supply Agreement, at the option of JPS Automotive, Foamex International will purchase certain raw materials which are necessary for the manufacture of JPS Automotive's products, and resell such raw materials to JPS Automotive at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable to JPS Automotive than those that could be obtained from an unaffiliated third party. During the thirteen week periods ended March 31, 1996 and April 2, 1995, JPS Automotive purchased approximately $22.4 million and $23.0 million, respectively, of raw materials under the Supply Agreement. As of March 31, 1996 and December 31, 1995, JPS Automotive had accounts payable to Foamex

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3.   RELATED PARTY TRANSACTIONS (continued)

International of approximately $7.4 million and $8.7 million, respectively, associated with the Supply Agreement.

4.   ENVIRONMENTAL MATTERS

     JPS Automotive is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes. JPS Automotive believes it is in substantial compliance with all existing laws and regulations and has obtained or applied for the necessary permits to conduct its business. To date, compliance with applicable environmental laws has not had and, in conjunction with the indemnifications from JPS Textile Group, Inc. ("JPS Textile") relating to the asset purchase agreement associated with the acquisition of JPS Automotive, is not expected to have a material adverse effect on JPS Automotive's financial position. Pursuant to the terms of this asset purchase agreement, JPS Textile has agreed to indemnify JPS Automotive against certain environmental liabilities as follows:
(i) one-half of the first $1.0 million of cost in excess of $2.0 million and
(ii) all cost in excess of $3.0 million.

     Although not named as a potential responsible party for any environmental contaminated sites, JPS Automotive has accrued environmental costs at March 31, 1996 of $2.3 million, $0.3 million of which is included in current liabilities. In addition, as of March 31, 1996, JPS Automotive has a receivable of $0.5 million for indemnification of environmental liabilities from JPS Textile, the former owner of JPS Automotive, which is included in noncurrent assets. JPS Automotive believes that realization of the receivable established for indemnification is probable.

     Although it is possible that new information or future events could require JPS Automotive to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on JPS Automotive's results of operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated which may be material.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A Wholly-Owned Subsidiary of JPS Automotive L.P.)
                           BALANCE SHEETS (unaudited)




                                                      March 31,    December 31,
ASSETS                                                  1996          1995
                                                      ---------     ---------
                                                            (thousands)
CASH                                                  $       1     $       1
                                                      =========     ---------

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                         $       -     $       -
                                                      ---------     ---------

STOCKHOLDER'S EQUITY
     Common stock, par value $0.01 per share;
        10,000,000 shares authorized,
        100 shares issued and outstanding                     -             -
     Additional paid-in capital                               1             1
                                                      ---------     ---------

TOTAL STOCKHOLDER'S EQUITY                            $       1     $       1
                                                      =========     =========






















       The accompanying notes are an integral part of the balance sheets.

                          JPS AUTOMOTIVE PRODUCTS CORP.
                       NOTES TO BALANCE SHEETS (unaudited)

1.   COMMITMENTS AND CONTINGENCIES

     JPS Automotive Products Corp. is a joint obligor (and co-registrant) with JPS Automotive L.P. of $180.0 million of 11 1/8% senior notes due 2001 and $10.0 million of term loan borrowings under a credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     JPS Automotive L.P. and its subsidiaries ("JPS Automotive") manufacture and supply textiles and specialty textile products for passenger car and light truck production in North America. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of JPS Automotive included in this report.

     In October 1995, the Board of Directors of Foamex International Inc. ("Foamex International") approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive carpet, trim and/or textile businesses of JPS Automotive (which together comprise substantially all of the assets of JPS Automotive). Foamex International is continuing to evaluate the possible sale of these businesses; however, no definitive commitment has been reached. There can be no assurance that Foamex International will be able to successfully sell these businesses or as to the price or terms of any sale. The consolidated financial statements of JPS Automotive do not include any adjustments that might result from any sale.

     JPS Automotive's customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of a substantial portion of JPS Automotive's products are directly related to the overall level of passenger car and light truck production in North America. The automotive industry is cyclical in nature and is subject to changes in economic conditions. Consequently, a continued reduction in consumer demand for vehicles will have a continued adverse impact on JPS Automotive.

13 Week Period Ended March 31, 1996 Compared to 13 Week Period Ended
April 2, 1995

Consolidated Results of Operations

     Net sales for 1996 were $74.9 million as compared to $87.6 million in 1995. The $12.7 million or 14.5% decrease in net sales was primarily due to (i) reduced production of automobile and light truck builds in 1996 as compared to 1995 and (ii) the General Motors Corp. parts supplier labor strike during the first quarter of 1996 which is estimated to have decreased net sales by approximately $4.0 million.

     Gross profit as a percentage of net sales decreased to 16.7% for 1996 from 18.0% in 1995 primarily due to under utilization of manufacturing capacities as a result of the reduced net sales volume.

     Selling, general and administrative expenses decreased to $5.4 million for 1996 from $5.7 million in 1995; however, increased as a percentage of net sales to 7.2% for 1996 from 6.5% in 1995. These changes were primarily due to the reduction in net sales volume.

     Interest and debt issuance expense decreased to $5.4 million for 1996 from $5.9 million in 1995 primarily due to favorable results from the interest rate swap agreement.

     Net income decreased to $1.3 million for 1996 from $4.0 million in 1995 primarily due to the reasons cited above.

Liquidity and Capital Resources

     JPS Automotive's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on its outstanding indebtedness and capital expenditures. JPS Automotive believes that cash flow from operating activities, cash on hand and periodic borrowings under the credit facilities, if necessary, will be adequate to meet operating cash requirements. JPS Automotive's ability to meet its cash requirements could be impaired if JPS Automotive were to fail to comply with any of the covenants contained in the JPS Automotive credit agreement ("JPS Automotive Credit

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Agreement") and such noncompliance was not cured by JPS Automotive or waived by the lenders. As of March 31, 1996, JPS Automotive was in compliance with the covenants and expects to be in compliance for the foreseeable future.

     Liquidity

     Cash and cash equivalents increased $0.8 million during 1996 to $3.6 million at March 31, 1996 from $2.8 million at December 31, 1995 primarily due to a reduction in the use of cash and cash equivalents by the operating assets and liabilities offset by reduced operating results. Working capital increased $0.5 million during 1996 to $31.0 million at March 31, 1996 from $30.5 million at December 31, 1995.

     Cash Flow from Operating Activities

     Cash flow provided by operating activities was $6.1 million and $0.9 million for the 1996 and 1995 periods, respectively. Cash flow provided by operating activities increased in 1996 as compared to 1995 primarily due to a reduction in the use of cash and cash equivalents by the operating assets and liabilities offset by reduced operating results.

     Cash Flow from Investing Activities

     During 1996, JPS Automotive spent approximately $1.7 million on capital expenditures and expects to maintain spending for capital expenditures at this level for the foreseeable future.

     During the 1995 period, JPS Automotive made payments of approximately $1.1 million in partial settlement of certain matters contained in the asset purchase agreement in connection with the acquisition of the assets of the automotive products and industrial fabrics divisions of JPS Textile Group, Inc. ("JPS Textile") in June 1994.

     Cash Flow from Financing Activities

     As of March 31, 1996, there were $0.9 million of revolving loan borrowings outstanding under the JPS Automotive Credit Agreement with unused availability of approximately $24.1 million.

     Cramerton Automotive Products L.P. ("Cramerton") finances its operations through a $15.0 million revolving line of credit, which is recourse only to Cramerton, and which expires in April 1997. Availability under this revolving line of credit is subject to a borrowing base calculation and unused availability under this line of credit was $5.0 million as of March 31, 1996.

Interest Rate Swap Agreement

     In June 1994, as amended in May 1995, JPS Automotive entered into an interest rate swap agreement for a notional amount of $150.0 million for five years. Under this swap agreement, JPS Automotive has paid fixed payments at 6.04% on a notional amount of $90.0 million and 7.00% on a notional amount of $60.0 million for the six months ended June 1995 and is obligated to make variable rate payments based on LIBOR, capped at 8.5% per annum, on a $150.0 million notional amount for the remainder of the agreement in exchange for fixed payments at a rate of 6.89% per annum by the swap partner payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement in December 1998. Interest expense will be subject to fluctuations in LIBOR. JPS Automotive is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. During 1996, the effect of the interest rate swap described above was a favorable adjustment

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


to interest expense of $0.4 million. During 1995, the interest rate swap increased interest expense by $0.1 million.

Environmental Matters

     JPS Automotive is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with JPS Automotive's compliance with such laws and regulations did not have a material adverse effect on earnings, capital expenditures, or competitive position. The liability for environmental costs at March 31, 1996 is $2.3 million, $0.3 million of which is included in current liabilities. In addition, as of March 31, 1996, JPS Automotive has a receivable of $0.5 million for indemnification of environmental liabilities from JPS Textile which is included in noncurrent assets. JPS Automotive believes that realization of the receivable established for indemnification is probable.

     Although it is possible that new information or future events could require JPS Automotive to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on JPS Automotive's earnings, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated which may be material.

Inflation and Other Matters

     Although JPS Automotive is subject to the effects of changing prices, the impact of inflation has not been a significant factor in the results of operations for the periods presented. In some circumstances, market conditions or customer expectations may prevent JPS Automotive from increasing the prices of its products to offset the inflationary pressures that may increase its costs in the future.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to the description of the legal proceedings contained in the JPS Automotive's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         The information from Note 4 of the condensed consolidated financial statements of JPS Automotive L.P. and subsidiaries as of March 31, 1996 (unaudited) is incorporated by reference.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote Of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

3.1(a)        -  Certificate of Incorporation of Products Corp.
3.2(a)        -  By-laws of Products Corp.
3.3(a)        -  Certificate of Limited Partnership of JPS Automotive.
3.4(e)        -  First Amended and Restated Agreement of Limited Partnership of
                 JPS Automotive, dated as of June 27, 1994
3.5(a)        -  Certificate of Incorporation of JPSGP.
3.6(a)        -  By-laws of JPSGP.
4.1(b)        -  Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to
                 Foamex L.P.
4.2(d)        -  Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of Foamex L.P. to secure its obligations under its senior note due 2006.
4.3(d)        -  Pledge Agreement, dated as of June 28, 1994, made by JPS
                 Automotive in favor of Foamex L.P. to secure FJPS's obligations under its Senior Note due 2006.
4.4(a)        -  Indenture, between Products Corp. and Shawmut Connecticut, as
                 Trustee, relating to $180,000,000 principal amount of 111/8%
                 senior notes due 2001, including form of the JPS Automotive
                 Senior Note.
4.5(c)        -  First Supplemental Indenture, dated as of October 5, 1994, by and among Products Corp., JPS Automotive, and Shawmut
                 Connecticut, as Trustee, relating to the JPS Automotive Senior
                 Notes.
4.6(c)        -  Amended and Restated Credit Agreement, dated October 5, 1994, by and among, Products Corp., JPS Automotive, JPSGP, the
                 institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citibank, N.A. and The Bank of
                 Nova Scotia.
4.7(d)        -  First Amendment to JPS Automotive Credit Agreement, dated as of
                 November 11, 1994.
4.8(d)        -  Second Amendment to JPS Automotive Credit Agreement, dated as of February 8, 1995.

4.9(g)        -  Third Amendment to JPS Automotive Credit Agreement, dated as of
                 February 27, 1996.
10.1(a)       -  Swap Agreement, dated as of June 30, 1994, by and between JPS
                 Automotive and Citibank, N.A.
10.2(f)       -  Revised Swap Transaction Letter Agreement, dated May 11, 1995, among Products Corp., JPS Automotive, and Citibank N.A.
10.3(f)       -  Savings, Investment and Profit Sharing Plan of JPS Automotive
                 L.P. dated October 6, 1994.
10.4(f)       -  First Amendment to the Savings, Investment and Profit Sharing
                 Plan of JPS Automotive L.P. dated July 26, 1995.
10.5(g)       -  Hourly Employees' Pension Plan of JPS Automotive Products Corp.
10.6(g)       -  Retirement Pension Plan for Employees of JPS Automotive L.P.
10.7(i)       -  Employment Agreement, dated as of July 22, 1994, by and among
                 Foamex International, JPS Automotive, and Jerry Burns.
10.8(e)       -  Employment Agreement, dated as of August 4, 1994, by and among Foamex International, JPS Automotive, and Robert Sparks.
10.9(g)       -  Employment Agreement dated as of September 1, 1995, by and between JPS Automotive and Dean Gaskins.
10.10(a)      -  Services Agreement, by and between JPS Automotive and Foamex
                 International.
10.11(a)      -  Dunean Reciprocal Easement Agreement, by and between JPS
                 Automotive and C&I.
10.12(a)      -  Supply Agreement, by and among Foamex International and certain of its affiliates and JPS Automotive.
10.13(a)      -  Tax Sharing Agreement, by and among JPS Automotive and its partners.
10.14(a)      -  Financing Agreement, dated as June 4, 1993, by and between
                 Nationsbank of North Carolina, N.A. and Cramerton, as amended by the First Amendment and Correction of Financing Agreement,
                 dated as of April 28, 1994.
10.15(e)      -  Second Amendment and Correction of Financing Agreement, dated as of December 28, 1994, by and between Nationsbank of North
                 Carolina, N.A. and Cramerton.
10.16(g)      -  Third Amendment to Financing Agreement, dated December 12,
                 1995, by and between Nationsbank of North Carolina, N.A. and
                 Cramerton.
10.17(a)      -  Amended and Restated Agreement of Limited Partnership of
                 Cramerton, dated as of December 2, 1991.
10.18(d)      -  First Amendment to Amended and Restated Agreement of Limited
                 Partnership of Cramerton, dated as of June 28, 1994.
10.19(d)      -  Second Amendment to Amended and Restated Agreement of Limited
                 Partnership of Cramerton, dated as of October 5, 1994.
10.20(a)      -  Stockholders' Agreement, dated as of December 2, 1991, by and among Cramerton Management Corp., JPS Group, and Seiren Co.,
                 Ltd. (the "Stockholders' Agreement").
10.21(d)      -  First Amendment to Stockholders' Agreement, dated as of June
                 28, 1994.


(a) Incorporated herein by reference to the Exhibit to Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

(b) Incorporated herein by reference to the Exhibit to the Registration Statement of FJPS, FJCC, and Foamex International on Form S-4, Registration No. 33-82028.

(c) Incorporated herein by reference to the Exhibit to the quarterly report on Form 10-Q of JPS Automotive and Products Corp. for the fiscal quarter ended October 2, 1994.

(d) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for fiscal 1994.

(e) Incorporated herein by reference to the Exhibit to the Form 10-K of JPS Automotive for fiscal 1994.

(f) Incorporated herein by reference to the Exhibit to the quarterly report on Form 10-Q of JPS Automotive and Products Corp. for the fiscal quarter ended July 2, 1995.

(g) Incorporated herein by reference to the Exhibit to the Form 10-K of JPS Automotive for fiscal 1995.

   Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

         (b) Products Corp. and/or JPS Automotive filed the following Current Reports on Form 8-K:

         None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                        JPS AUTOMOTIVE L.P.

                                        By:  JPSGP INC.
                                             GENERAL PARTNER



Date:  May 9, 1996                      By:   /s/ M. Dale Anderson
                                             ---------------------
                                             M. Dale Anderson
                                             Chief Financial Officer and
                                             Chief Accounting Officer





                                        JPS AUTOMOTIVE PRODUCTS CORP.




Date:  May 9, 1996                      By:   /s/ M. Dale Anderson
                                             ---------------------
                                             M. Dale Anderson
                                             Vice President - Finance and
                                             Chief Financial Officer and
                                             Chief Accounting Officer