Form 10-Q
period 1996-06-30
FOAMEX JPS AUTOMOTIVE L P
filed 1996-08-19
CIK 924902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                  Commission file numbers 33-75510-01; 1-12944


                               JPS AUTOMOTIVE L.P.
                          JPS AUTOMOTIVE PRODUCTS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                       13-3770905
        Delaware                                       57-0993690
- -------------------------------                  ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)

29 Stevens Street
Greenville, SC                                           29605
- -------------------------------                  -----------------------
(Address of principal                                  (Zip Code)
 executive offices)

Registrant's telephone number, including area code:  (864) 239-2320
                                                     --------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days. YES   X   NO
                                                   -----   -----

JPS Automotive Products Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

The number of shares outstanding of JPS Automotive Products Corp. common stock as of August 1, 1996 was 100.

                                  Page 1 of 16
                          Exhibit List on Page 13 of 16

                               JPS AUTOMOTIVE L.P.
                          JPS AUTOMOTIVE PRODUCTS CORP.

                                      INDEX

                                                                                              Page
                                                                                              ----
Part I.    Financial Information:

           Item 1.  Financial Statements

              JPS Automotive L.P.
              -------------------

              Condensed Consolidated Statements of Operations - Thirteen and
                 Twenty-Six Week Periods Ended June 30, 1996 and July 2, 1995                     3

              Condensed Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995     4

              Condensed Consolidated Statements of Cash Flows
                 - Twenty-Six Week Periods Ended June 30, 1996 and July 2, 1995                   5

              Notes to Condensed Consolidated Financial Statements                                6

              JPS Automotive Products Corp.
              -----------------------------

              Balance Sheets as of June 30, 1996 and December 31, 1995                            8

              Notes to Balance Sheets                                                             9

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        10

Part II.   Other Information                                                                     13

           Exhibit List                                                                          13

           Signatures                                                                            16

                                       2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                               13 Week Periods Ended        26 Week Periods Ended
                                                              ------------------------      -----------------------
                                                              June 30,         July 2,      June 30,      July 2,
                                                                 1996           1995          1996         1995
                                                              --------       --------      --------      --------
                                                                                  (thousands)
NET SALES                                                     $ 82,749       $ 80,169      $157,668      $167,793

COST OF GOODS SOLD                                              69,009         65,297       131,439       137,143
                                                              --------       --------      --------      --------

GROSS PROFIT                                                    13,740         14,872        26,229        30,650

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                       5,802          5,383        11,169        11,053
                                                              --------      ---------      --------      --------

INCOME FROM OPERATIONS                                           7,938          9,489        15,060        19,597

INTEREST AND DEBT ISSUANCE EXPENSE                               5,287          5,533        10,679        11,445

OTHER INCOME (EXPENSE), NET                                         (8)            87           (15)          125

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                                                     (270)          (118)         (572)         (303)
                                                              --------      ---------      --------      --------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                              2,373          3,925         3,794         7,974

PROVISION FOR INCOME TAXES                                         111             96           221           190
                                                              --------      ---------      --------      --------

NET INCOME                                                    $  2,262       $  3,829      $  3,573      $  7,784
                                                              ========       ========      ========      ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                June 30,            December 31,
                                                                                  1996                  1995
                                                                                ---------            ----------
                                                                                          (thousands)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $   1,124              $   2,840
     Accounts receivable, net                                                      44,476                 37,824
     Inventories                                                                   21,780                 24,148
     Other current assets                                                           5,080                  3,837
                                                                                ---------              ---------

        Total current assets                                                       72,460                 68,649

PROPERTY, PLANT AND EQUIPMENT, NET                                                116,518                120,245

COST IN EXCESS OF ASSETS ACQUIRED, NET                                            159,587                161,687

DEBT ISSUANCE COSTS, NET                                                            6,642                  7,228

OTHER ASSETS                                                                        1,874                  2,141
                                                                                ---------              ---------

TOTAL ASSETS                                                                     $357,081               $359,950
                                                                                 ========               ========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                          $   3,130              $   1,464
     Accounts payable                                                              12,684                 12,327
     Accounts payable to related parties                                            8,405                  8,707
     Accrued interest                                                               1,232                  1,400
     Other accrued liabilities                                                     14,355                 14,228
                                                                                 --------              ---------

        Total current liabilities                                                  39,806                 38,126
                                                                                 --------               --------

LONG-TERM DEBT                                                                    195,769                204,463
                                                                                 --------               --------

OTHER LIABILITIES                                                                   3,999                  3,999
                                                                                ---------              ---------

MINORITY INTEREST                                                                   7,819                  7,247
                                                                                ---------              ---------

COMMITMENTS AND CONTINGENCIES                                                          --                     --
                                                                                ---------              ---------

PARTNERS' EQUITY:
     General partner                                                                1,097                  1,061
     Limited partner                                                              108,591                105,054
                                                                                 --------               --------

        Total Partners' Equity                                                    109,688                106,115
                                                                                 --------               --------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                           $357,081               $359,950
                                                                                 ========               ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                  26 Week Periods Ended
                                                                                 --------------------------
                                                                                  June 30,          July 2,
                                                                                     1996            1995
                                                                                 -----------      ----------
                                                                                           (thousands)
OPERATING ACTIVITIES:
   Net income                                                                     $  3,573           $  7,784
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization                                              7,815              6,785
          Amortization of debt issuance costs                                          587                545
          Other operating activities                                                    31                  1
          Changes in operating assets and liabilities,
             net of acquisitions                                                    (4,053)            (7,502)
                                                                                  --------           --------

             Net cash provided by operating activities                               7,953              7,613
                                                                                  --------           --------

INVESTING ACTIVITIES:
   Capital expenditures                                                             (2,678)            (9,203)
   Acquisitions, net of cash acquired                                                   37             (1,614)
                                                                                  --------           --------

             Net cash used for investing activities                                 (2,641)           (10,817)
                                                                                  --------           --------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) revolving loans                                (6,712)            (1,467)
   Repayment of long-term debt                                                        (316)              (460)
                                                                                  --------          ---------

             Net cash provided by (used for) financing activities                   (7,028)            (1,927)
                                                                                  --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                 (1,716)            (5,131)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                               2,840              8,272
                                                                                  --------           --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                                  $  1,124           $  3,141
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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended June 30, 1996 and July 2, 1995 and the condensed consolidated statements of cash flows for the twenty-six week periods ended June 30, 1996 and July 2, 1995 have been prepared by JPS Automotive L.P. and subsidiaries ("JPS Automotive") and have not been audited by JPS Automotive's independent accountants. In the opinion of the management of JPS Automotive, all adjustments considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for those periods have been included.

   In October 1995, the Board of Directors of Foamex International Inc. ("Foamex International") approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive carpet, trim and/or textile businesses of JPS Automotive (which together comprise substantially all of the assets of JPS Automotive). Foamex International is continuing to evaluate the possible sale of these businesses; however, no definitive commitment has been reached. There can be no assurance that Foamex International will be able to successfully sell these businesses or as to the price or terms of any sale. The condensed consolidated financial statements of JPS Automotive do not include any adjustments that might result from any sale.

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

2. INVENTORIES

The components of inventories consist of:

                                         June 30,           December 31,
                                          1996                  1995
                                         --------           ------------
                                                   (thousands)
     Raw materials and supplies           $ 6,247               $ 7,168
     Work-in-process                        9,701                10,303
     Finished goods                         5,832                 6,677
                                          -------               -------

        Total                             $21,780               $24,148
                                          =======               =======

3.   RELATED PARTY TRANSACTIONS

     JPS Automotive has a supply agreement (the "Supply Agreement") with Foamex International. Pursuant to the terms of the Supply Agreement, at the option of JPS Automotive, Foamex International will purchase certain raw materials which are necessary for the manufacture of JPS Automotive's products, and resell such raw materials to JPS Automotive at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable to JPS Automotive than those that could be obtained from an unaffiliated third party. During the thirteen week periods ended June 30, 1996 and July 2, 1995, JPS Automotive purchased approximately $24.7 million and $24.1 million, respectively, of raw materials under the Supply Agreement. During the twenty-six week periods ended June 30, 1996 and July 2, 1995, JPS Automotive purchased approximately $47.0 million and $47.1 million, respectively, of raw materials

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   RELATED PARTY TRANSACTIONS (continued)

under the Supply Agreement. As of June 30, 1996 and December 31, 1995, JPS Automotive had accounts payable to Foamex International of approximately $8.4 million and $8.7 million, respectively, associated with the Supply Agreement.

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

     Although not named as a potential responsible party for any environmental contaminated sites, JPS Automotive has accrued environmental costs at June 30, 1996 of approximately $2.3 million, $0.3 million of which is included in current liabilities. In addition, as of June 30, 1996, JPS Automotive has a receivable of $0.5 million for indemnification of environmental liabilities from JPS Textile, the former owner of JPS Automotive, which is included in noncurrent assets. JPS Automotive believes that realization of the receivable established for indemnification is probable.

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

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A Wholly-Owned Subsidiary of JPS Automotive L.P.)
                           BALANCE SHEETS (unaudited)




                                                        June 30,    December 31,
                                                          1996          1995
                                                        --------    ------------
                                                             (thousands)
ASSETS

CASH                                                    $       1     $       1
                                                        =========     ==========


LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                           $      --     $      --
                                                        ---------     ---------

STOCKHOLDER'S EQUITY
     Common stock, par value $0.01 per share;
        10,000,000 shares authorized,
        100 shares issued and outstanding                      --            --
     Additional paid-in capital                                 1             1
                                                        ---------     ---------

TOTAL STOCKHOLDER'S EQUITY                              $       1     $       1
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

         In October 1995, the Board of Directors of Foamex International Inc. ("Foamex International") approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive carpet, trim and/or textile businesses of JPS Automotive (which together comprise substantially all of the assets of JPS Automotive). Foamex International is continuing to evaluate the possible sale of these businesses; however, no definitive commitment has been reached. There can be no assurance that Foamex International will be able to successfully sell these businesses or as to the price or terms of any sale. The condensed consolidated financial statements of JPS Automotive do not include any adjustments that might result from any sale.

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

13 Week Period Ended June 30, 1996 Compared to 13 Week Period Ended July 2, 1995
- --------------------------------------------------------------------------------

Consolidated Results of Operations

         Net sales for 1996 were $82.7 million as compared to $80.2 million in 1995. The $2.5 million or 3.1% increase in net sales was primarily due to increased production of automobiles and light trucks in the 1996 period compared to 1995 and increased net sales during the second quarter of 1996 as a result of the settlement of the first quarter 1996 General Motors Corp. parts supplier labor strike and restocking of inventory levels by automobile manufacturers as a result of reduced repurchasing during the first quarter of 1996.

         Gross profit as a percentage of net sales decreased to 16.6% for 1996 from 18.6% in 1995 primarily due to competitive price pressures.

         Selling, general and administrative expenses increased to $5.8 million for 1996 from $5.4 million in 1995 primarily due to the increase in sales volume and an increase in the allowance for doubtful accounts as compared to 1995.

         Interest and debt issuance expense decreased to $5.3 million for 1996 from $5.5 million in 1995 primarily due to favorable results from the interest rate swap agreement.

         Net income decreased to $2.3 million for 1996 from $3.8 million in 1995 primarily due to the reasons cited above.

26 Week Period Ended June 30, 1996 Compared to 26 Week Period Ended July 2, 1995
- --------------------------------------------------------------------------------

Consolidated Results of Operations

         Net sales for 1996 were $157.7 million as compared to $167.8 million in 1995. The $10.1 million or 6.0% decrease in net sales was primarily due to (i) reduced production of automobile and light truck builds in 1996 as compared to 1995 and (ii) the General Motors Corp. parts supplier labor strike during the first quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Gross profit as a percentage of net sales decreased to 16.6% for 1996 from 18.3% in 1995 primarily due to competitive price pressures and under utilization of manufacturing capacities as a result of the reduced net sales volume.

         Selling, general and administrative expenses increased to $11.2 million for 1996 from $11.1 million in 1995 primarily due to an increase in the allowance for doubtful accounts offset by a decrease in expenses associated with decreased net sales.

         Interest and debt issuance expense decreased to $10.7 million for 1996 from $11.4 million in 1995 primarily due to favorable results from the interest rate swap agreement.

         Net income decreased to $3.6 million for 1996 from $7.8 million in 1995 primarily due to the reasons cited above.

Liquidity and Capital Resources

         JPS Automotive's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on its outstanding indebtedness and capital expenditures. JPS Automotive believes that cash flow from operating activities, cash on hand and periodic borrowings under the credit facilities, if necessary, will be adequate to meet operating cash requirements. JPS Automotive's ability to meet its cash requirements could be impaired if JPS Automotive were to fail to comply with any of the covenants contained in the JPS Automotive credit agreement ("JPS Automotive Credit Agreement") and such noncompliance was not cured by JPS Automotive or waived by the lenders. As of June 30, 1996, JPS Automotive was in compliance with the covenants and expects to be in compliance for the foreseeable future.

         Liquidity
         ---------

         Cash and cash equivalents decreased $1.7 million during 1996 to $1.1 million at June 30, 1996 from $2.8 million at December 31, 1995 primarily due to the use of cash for capital expenditures and debt repayments offset by cash from operating activities. Working capital increased $2.2 million during 1996 to $32.7 million at June 30, 1996 from $30.5 million at December 31, 1995.

         Cash Flow from Operating Activities
         -----------------------------------

         Cash flow provided by operating activities was $8.0 million and $7.6 million for the 1996 and 1995 periods, respectively. Cash flow provided by operating activities increased in 1996 as compared to 1995 primarily due to a reduction in the use of cash and cash equivalents by the operating assets and liabilities offset by reduced operating results.

         Cash Flow from Investing Activities
         -----------------------------------

         During 1996, JPS Automotive spent approximately $2.7 million on capital expenditures and expects to maintain spending for capital expenditures at this level for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Cash Flow from Financing Activities
         -----------------------------------

         As of June 30, 1996, there were $1.5 million of revolving loan borrowings outstanding under the JPS Automotive Credit Agreement with unused availability of approximately $23.5 million.

         Cramerton Automotive Products L.P. ("Cramerton") finances its operations through a $15.0 million revolving line of credit, which is recourse only to Cramerton, and which expires in April 1998. Borrowings under the Cramerton credit facility were $6.1 million at June 30, 1996. Availability under this revolving line of credit is subject to a borrowing base calculation and unused availability under this line of credit was $8.9 million as of June 30, 1996.

Interest Rate Swap Agreement

         JPS Automotive has an interest rate swap agreement for a notional amount of $150.0 million for five years. Under which JPS Automotive has made fixed payments at 6.04% on a notional amount of $90.0 million and 7.00% on a notional amount of $60.0 million for the six months ended June 1995 and is obligated to make variable rate payments based on LIBOR, capped at 8.5% per annum, on a $150.0 million notional amount for the remainder of the agreement in exchange for fixed payments at a rate of 6.89% per annum by the swap partner payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement in December 1998. Interest expense will be subject to fluctuations in LIBOR. JPS Automotive is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. During the thirteen weeks ended June 30, 1996 and July 2, 1995, the effect of the interest rate swap described above was a favorable adjustment to interest expense of $0.4 million and $0.4 million, respectively. During the twenty-six weeks ended June 30, 1996 and July 2, 1995, the effect of the interest rate swap described above was a favorable taxable adjustment to interest expense of $0.8 million and $0.3 million, respectively.

Environmental Matters

         JPS Automotive is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with JPS Automotive's compliance with such laws and regulations did not have a material adverse effect on earnings, capital expenditures, or competitive position. The liability for environmental costs at June 30, 1996 is $2.3 million, $0.3 million of which is included in current liabilities. In addition, as of June 30, 1996, JPS Automotive has a receivable of $0.5 million for indemnification of environmental liabilities from JPS Textile which is included in noncurrent assets. JPS Automotive believes that realization of the receivable established for indemnification is probable.

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

         Reference is made to the description of the legal proceedings contained in the JPS Automotive's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in JPS Automotive's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

         The information from Note 4 of the condensed consolidated financial statements of JPS Automotive L.P. and subsidiaries as of June 30, 1996 (unaudited) is incorporated by reference.

Item 2.  Changes in Securities.
         ----------------------

         None.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         None.

Item 4.  Submission of Matters to a Vote Of Security Holders.
         ----------------------------------------------------

         None.

Item 5.  Other Information.
         ------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibits

3.1(a)        -  Certificate of Incorporation of Products Corp.
3.2(a)        -  By-laws of Products Corp.
3.3(a)        -  Certificate of Limited Partnership of JPS Automotive.
3.4(e)        -  First Amended and Restated Agreement of Limited Partnership of
                 JPS Automotive, dated as of June 27, 1994
3.5(a)        -  Certificate of Incorporation of JPSGP.
3.6(a)        -  By-laws of JPSGP.
4.1(b)        -  Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to
                 Foamex L.P.
4.2(d)        -  Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of Foamex L.P. to secure its obligations under its
                 senior note due 2006.
4.3(d)        -  Pledge Agreement, dated as of June 28, 1994, made by JPS
                 Automotive in favor of Foamex L.P. to secure FJPS's obligations under its Senior Note due 2006.
4.4(a)        -  Indenture, between Products Corp. and Shawmut Connecticut, as
                 Trustee, relating to $180,000,000 principal amount of 11 1/8%
                 senior notes due 2001, including form of the JPS Automotive
                 Senior Note.
4.5(c)        -  First Supplemental Indenture, dated as of October 5, 1994, by and among Products Corp., JPS Automotive, and Shawmut
                 Connecticut, as Trustee, relating to the JPS Automotive Senior
                 Notes.
4.6(c)        -  Amended and Restated Credit Agreement, dated October 5, 1994, by and among, Products Corp., JPS Automotive, JPSGP, the
                 institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citibank, N.A. and The Bank of
                 Nova Scotia.
4.7(d)        -  First Amendment to JPS Automotive Credit Agreement, dated as of November 11, 1994.
4.8(d)        -  Second Amendment to JPS Automotive Credit Agreement, dated as of February 8, 1995.
4.9(g)        -  Third Amendment to JPS Automotive Credit Agreement, dated as of February 27, 1996.
4.10          -  Fourth Amendment to JPS Automotive Credit Agreement, dated as of June 19, 1996.
10.1(a)       -  Swap Agreement, dated as of June 30, 1994, by and between JPS
                 Automotive and Citibank, N.A.

10.2(f)       -  Revised Swap Transaction Letter Agreement, dated May 11, 1995, among Products Corp., JPS
                 Automotive, and Citibank N.A.
10.3(f)       -  Savings, Investment and Profit Sharing Plan of JPS Automotive
                 L.P. dated October 6, 1994.
10.4(f)       -  First Amendment to the Savings, Investment and Profit Sharing
                 Plan of JPS Automotive L.P. dated  July 26, 1995.
10.5(g)       -  Hourly Employees' Pension Plan of JPS Automotive Products Corp.
10.6(g)       -  Retirement Pension Plan for Employees of JPS Automotive L.P.
10.7(i)       -  Employment Agreement, dated as of July 22, 1994, by and among
                 Foamex International, JPS  Automotive, and Jerry Burns.
10.8(e)       -  Employment Agreement, dated as of August 4, 1994, by and among Foamex International, JPS Automotive, and Robert Sparks.
10.9(g)       -  Employment Agreement dated as of September 1, 1995, by and between JPS Automotive and Dean Gaskins.
10.10(a)      -  Services Agreement, by and between JPS Automotive and Foamex
                 International.
10.11(a)      -  Dunean Reciprocal Easement Agreement, by and between JPS
                 Automotive and C&I.
10.12(a)      -  Supply Agreement, by and among Foamex International and certain of its affiliates and JPS Automotive.
10.13(a)      -  Tax Sharing Agreement, by and among JPS Automotive and its partners.
10.14(a)      -  Financing Agreement, dated as June 4, 1993, by and between
                 Nationsbank of North Carolina, N.A. and Cramerton, as amended by the First Amendment and Correction of Financing Agreement,
                 dated as of April 28, 1994.
10.15(e)      -  Second Amendment and Correction of Financing Agreement, dated as of December 28, 1994, by and between Nationsbank of North
                 Carolina, N.A. and Cramerton.
10.16(g)      -  Third Amendment to Financing Agreement, dated December 12,
                 1995, by and between Nationsbank of North Carolina, N.A. and
                 Cramerton.
10.17         -  Fourth Amendment to Financing Agreement, dated June 14, 1996, by and between Nationsbank of North Carolina, N.A. and
                 Cramerton.
10.18(a)      -  Amended and Restated Agreement of Limited Partnership of
                 Cramerton, dated as of December 2, 1991.
10.19(d)      -  First Amendment to Amended and Restated Agreement of Limited
                 Partnership of Cramerton, dated as of June 28, 1994.
10.20(d)      -  Second Amendment to Amended and Restated Agreement of Limited
                 Partnership of Cramerton, dated as of October 5, 1994.
10.21(a)      -  Stockholders' Agreement, dated as of December 2, 1991, by and among Cramerton Management Corp., JPS Group, and Seiren Co.,
                 Ltd. (the "Stockholders' Agreement").
10.22(d)      -  First Amendment to Stockholders' Agreement, dated as of June
                 28, 1994.

- --------
(a) Incorporated herein by reference to the Exhibit to Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

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



                                            JPS AUTOMOTIVE L.P.

                                            By:  JPSGP INC.
                                                 GENERAL PARTNER



Date:  August 13, 1996                      By:   /s/ M. Dale Anderson
                                                 ---------------------
                                                 M. Dale Anderson
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer





                                            JPS AUTOMOTIVE PRODUCTS CORP.




Date:  August 13, 1996                      By:   /s/ M. Dale Anderson
                                                 ----------------------------
                                                 M. Dale Anderson
                                                 Vice President - Finance and
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer