Form 10-Q
period 1996-09-29
JPS AUTOMOTIVE L P
filed 1996-11-13
CIK 924902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996

                  Commission file numbers 33-75510-01; 1-12944


                               JPS AUTOMOTIVE L.P.
                          JPS AUTOMOTIVE PRODUCTS CORP.
             (Exact name of registrant as specified in its charter)



        Delaware                                     13-3770905
        Delaware                                     57-0993690
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)


29 Stevens Street
Greenville, SC                                         29605
(Address of principal                                (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (864) 239-2320

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days. YES [X]    NO [ ]

JPS Automotive Products Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

The number of shares outstanding of JPS Automotive Products Corp. common stock as of November 1, 1996 was 100.

                                  Page 1 of 17
                          Exhibit List on Page 14 of 17

                               JPS AUTOMOTIVE L.P.
                          JPS AUTOMOTIVE PRODUCTS CORP.

                                      INDEX

Part I.   Financial Information:                                            Page

          Item 1.   Financial Statements

              JPS Automotive L.P.

               Condensed Consolidated Statements of Operations -
                  Thirteen and Thirty-Nine Week Periods Ended
                  September 29, 1996 and October 1, 1995                      3

               Condensed Consolidated Balance Sheets as of
                  September 29, 1996 and December 31, 1995                    4

               Condensed Consolidated Statements of Cash Flows -
                  Thirty-Nine Week Periods Ended September 29,
                  1996 and October 1, 1995                                    5

               Notes to Condensed Consolidated Financial Statements           6

               JPS Automotive Products Corp.

               Balance Sheets as of September 29, 1996 and
                  December 31, 1995                                           8

               Notes to Balance Sheets                                        9

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      10

Part II.  Other Information                                                  14

          Exhibit List                                                       14

          Signatures                                                         17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                               13 Week Periods Ended                   39 Week Periods Ended
                                          September 29,        October 1,         September 29,        October 1,
                                              1996                1995                1996                1995
                                                                        (thousands)
NET SALES                                   $  62,765           $  69,439           $ 220,433           $ 237,232

COST OF GOODS SOLD                             55,000              57,241             186,439             194,385
                                            ---------           ---------           ---------           ---------

GROSS PROFIT                                    7,765              12,198              33,994              42,847

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                      5,645               6,067              16,814              17,121
                                            ---------           ---------           ---------           ---------

INCOME FROM OPERATIONS                          2,120               6,131              17,180              25,726

INTEREST AND DEBT ISSUANCE EXPENSE              5,438               5,460              16,117              16,904

OTHER INCOME (EXPENSE), NET                      (114)                101                (129)                228

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                                     125                (121)               (447)               (424)
                                            ---------           ---------           ---------           ---------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                            (3,307)                651                 487               8,626

PROVISION FOR INCOME TAXES                        126                  30                 347                 220
                                            ---------           ---------           ---------           ---------

NET INCOME (LOSS)                           $  (3,433)          $     621           $     140           $   8,406
                                            =========           =========           =========           =========



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                               September 29,       December 31,
ASSETS                                             1996               1995
CURRENT ASSETS:                                           (thousands)
     Cash and cash equivalents                    $  1,648          $  2,840
     Accounts receivable, net                       42,546            37,824
     Inventories                                    23,302            24,148
     Other current assets                            4,906             3,837
                                                  --------          --------

        Total current assets                        72,402            68,649

PROPERTY, PLANT AND EQUIPMENT, NET                 114,757           120,245

COST IN EXCESS OF ASSETS ACQUIRED, NET             158,537           161,687

DEBT ISSUANCE COSTS, NET                             6,348             7,228

OTHER ASSETS                                         1,741             2,141
                                                  --------          --------

TOTAL ASSETS                                      $353,785          $359,950
                                                  ========          ========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt            $  3,964          $  1,464
     Accounts payable                               18,975            12,327
     Accounts payable to related parties             2,445             8,707
     Accrued interest                                6,052             1,400
     Other accrued liabilities                      14,620            14,228
                                                  --------          --------

        Total current liabilities                   46,056            38,126
                                                  --------          --------

LONG-TERM DEBT                                     189,781           204,463
                                                  --------          --------

OTHER LIABILITIES                                    3,999             3,999
                                                  --------          --------

MINORITY INTEREST                                    7,694             7,247
                                                  --------          --------

COMMITMENTS AND CONTINGENCIES                           --                --
                                                  --------          --------

PARTNERS' EQUITY:
     General partner                                 1,063             1,061
     Limited partner                               105,192           105,054
                                                  --------          --------

        Total Partners' Equity                     106,255           106,115
                                                  --------          --------

TOTAL LIABILITIES AND PARTNERS' EQUITY            $353,785          $359,950
                                                  ========          ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                 39 Week Periods Ended
                                                              September 29,       October 1,
                                                                  1996             1995
                                                                        (thousands)
OPERATING ACTIVITIES:
   Net income                                                   $    140           $  8,406
   Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                           11,287              9,667
          Amortization of debt issuance costs                        880                815
          Other operating activities                                 258                (17)
          Changes in operating assets and liabilities              2,336             (3,525)
                                                                --------           --------

             Net cash provided by operating activities            14,901             15,346
                                                                --------           --------

INVESTING ACTIVITIES:
   Capital expenditures                                           (3,946)           (13,710)
   Other investing activities                                         37             (1,713)
                                                                --------           --------

             Net cash used for investing activities               (3,909)           (15,423)
                                                                --------           --------

FINANCING ACTIVITIES:
   Net repayments of revolving loans                             (11,710)            (3,504)
   Repayments of long-term debt                                     (474)              (628)
   Other                                                              --                (46)
                                                                --------           --------

             Net cash used for financing activities              (12,184)            (4,178)
                                                                --------           --------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                               (1,192)            (4,255)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             2,840              8,272
                                                                --------           --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                $  1,648           $  4,017
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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet as of September 29, 1996, the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended September 29, 1996 and October 1, 1995 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 29, 1996 and October 1, 1995 have been prepared by JPS Automotive L.P. and subsidiaries ("JPS Automotive") and have not been audited by JPS Automotive's independent accountants. In the opinion of the management of JPS Automotive, all adjustments considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for those periods have been included.

   On August 28, 1996, Foamex International Inc. ("Foamex International") entered into an agreement to sell its partnership interests in JPS Automotive to a subsidiary of Collins & Aikman Corporation for $220.0 million, subject to final adjustments, which includes the assumption of JPS Automotive's long-term debt. Foamex International expects the sale of JPS Automotive to be consummated prior to December 29, 1996. The condensed consolidated financial statements of JPS Automotive do not include any adjustments that would result from the sale.

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

2. INVENTORIES

The components of inventories consist of:

                                 September 29,     December 31,
                                      1996             1995
                                           (thousands)
Raw materials and supplies          $ 6,805          $ 7,168
Work-in-process                      10,974           10,303
Finished goods                        5,523            6,677
                                    -------          -------

   Total                            $23,302          $24,148
                                    =======          =======

3. RELATED PARTY TRANSACTIONS

   JPS Automotive has a supply agreement (the "Supply Agreement") with Foamex International. Pursuant to the terms of the Supply Agreement, at the option of JPS Automotive, Foamex International will purchase certain raw materials which are necessary for the manufacture of JPS Automotive's products, and resell such raw materials to JPS Automotive at a price equal to net cost plus reasonable out of pocket expenses. Management believes that the terms of the Supply Agreement are no less favorable to JPS Automotive than those that could be obtained from an unaffiliated third party. During the thirteen week periods ended September 29, 1996 and October 1, 1995, JPS Automotive purchased approximately $17.8 million and $19.9 million, respectively, of raw materials under the under the Supply Agreement. During the thirty-nine week periods ended September 29, 1996 and October 1, 1995, JPS Automotive purchased approximately $64.9 million

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3. RELATED PARTY TRANSACTIONS (continued)

and $67.0 million, respectively, of raw materials under the Supply Agreement. As of September 29, 1996 and December 31, 1995, JPS Automotive had accounts payable to Foamex International of approximately $2.4 million and $8.7 million, respectively, associated with the Supply Agreement.

4. ENVIRONMENTAL MATTERS

   JPS Automotive is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes. JPS Automotive believes it is in substantial compliance with all existing laws and regulations and has obtained or applied for the necessary permits to conduct its business. To date, compliance with applicable environmental laws has not had and, in conjunction with the indemnifications from JPS Textile Group, Inc. ("JPS Textile") relating to the asset purchase agreement associated with the acquisition of JPS Automotive, is not expected to have a material adverse effect on JPS Automotive's financial position. Pursuant to the terms of the asset purchase agreement, JPS Textile has agreed to indemnify JPS Automotive against certain environmental liabilities as follows:
(i) one-half of the first $1.0 million of cost in excess of $2.0 million and
(ii) all cost in excess of $3.0 million.

   JPS Automotive has accrued environmental costs at September 29, 1996 of approximately $2.2 million, $0.2 million of which is included in current liabilities. In addition, as of September 29, 1996, JPS Automotive has a receivable of $0.5 million for indemnification of environmental liabilities from JPS Textile, the former owner of JPS Automotive, which is included in noncurrent assets. JPS Automotive believes that realization of the receivable established for indemnification is probable.

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

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A Wholly-Owned Subsidiary of JPS Automotive L.P.)
                           BALANCE SHEETS (unaudited)

                                                   September 29,   December 31,
ASSETS                                                 1996           1995
                                                           (thousands)
CASH                                                   $   1          $   1
                                                       =====          =====

LIABILITIES AND STOCKHOLDER'S EQUITY

COMMITMENTS AND CONTINGENCIES                          $  --          $  --
                                                       -----          -----

STOCKHOLDER'S EQUITY
     Common stock, par value $0.01 per share;
        10,000,000 shares authorized,
        100 shares issued and outstanding                 --             --
                                                       -----          -----
     Additional paid-in capital                            1              1
                                                       -----          -----

TOTAL STOCKHOLDER'S EQUITY                             $   1          $   1
                                                       =====          =====



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

   On August 28, 1996, Foamex International Inc. ("Foamex International") entered into an agreement to sell its partnership interests in JPS Automotive to a subsidiary of Collins & Aikman Corporation for $220.0 million, subject to final adjustments, which includes the assumption of JPS Automotive's long-term debt. Foamex International expects the sale of JPS Automotive to be consummated prior to December 29, 1996. The condensed consolidated financial statements of JPS Automotive do not include any adjustments that would result from the sale.

   JPS Automotive's customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of a substantial portion of JPS Automotive's products are directly related to the overall level of passenger car and light truck production in North America. The automotive industry is cyclical in nature and is subject to changes in economic conditions. Also, JPS Automotive has recently been affected by labor strikes in the automotive industry and could be materially affected by any future labor strikes in the automotive industry.

13 Week Period Ended September 29, 1996 Compared to 13 Week Period Ended October 1, 1995

Consolidated Results of Operations

   Net sales for 1996 were $62.8 million as compared to $69.4 million in 1995. The $6.6 million or 9.5% decrease in net sales was primarily due to the expiration of certain automobile programs, including the ZJ program with Chrysler and the delayed or slow start up of replacement and new automobile programs.

   Gross profit as a percentage of net sales decreased to 12.4% for 1996 from 17.6% in 1995 primarily due to competitive price pressures and under utilization of manufacturing capacities as a result of reduced net sales volume.

   Selling, general and administrative expenses decreased to $5.6 million for 1996 from $6.1 million in 1995, however, increased to 9.0% of net sales for 1996 compared to 8.7% of net sales in 1995 primarily due to a reduction in variable costs associated with the reduction in net sales.

   Interest and debt issuance expense was consistent at $5.4 million for 1996 as compared to $5.5 million in 1995 primarily due to a reduction in revolving credit borrowings during 1996 offset by a favorable interest rate swap benefit of $0.4 million in 1995.

   Net income (loss) decreased to a $3.4 million loss for 1996 from $0.6 million of income in 1995 primarily due to the reasons cited above.

39 Week Period Ended September 29, 1996 Compared to 39 Week Period Ended October 1, 1995

Consolidated Results of Operations

   Net sales for 1996 were $220.4 million as compared to $237.2 million in 1995. The $16.8 million or 7.1% decrease in net sales was primarily due to (i) the expiration of certain automobile programs, including the ZJ program with Chrysler, (ii) the delayed or slow start up of replacement and new automobile programs and (iii) the General Motors Corp. parts supplier labor strike during the first quarter of 1996.

   Gross profit as a percentage of net sales decreased to 15.4% for 1996 from 18.1% in 1995 primarily due to competitive price pressures and under utilization of manufacturing capacities as a result of the reduced net sales volume.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Selling, general and administrative expenses decreased to $16.8 million for 1996 from $17.1 million in 1995, however, increased to 7.6% of net sales for 1996 compared to 7.2% of net sales in 1995 primarily due to a reduction in variable costs associated with the reduction in net sales.

   Interest and debt issuance expense decreased to $16.1 million for 1996 from $16.9 million in 1995 primarily due to favorable results from the interest rate swap agreement.

   Net income decreased to $0.1 million for 1996 from $8.4 million in 1995 primarily due to the reasons cited above.

Liquidity and Capital Resources

   JPS Automotive's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on its outstanding indebtedness and capital expenditures. JPS Automotive believes that cash flow from operating activities, cash on hand and periodic borrowings under the credit facilities, if necessary, will be adequate to meet operating cash requirements. JPS Automotive's ability to meet its cash requirements could be impaired if JPS Automotive were to fail to comply with any of the covenants contained in the JPS Automotive credit agreement ("JPS Automotive Credit Agreement") and such noncompliance was not cured by JPS Automotive or waived by the lenders. As of September 29, 1996, JPS Automotive was in compliance with the covenants and expects to be in compliance for the foreseeable future.

   Consummation of the sale by Foamex International of its partnership interests in JPS Automotive may constitute a default under the JPS Automotive Credit Agreement and the credit agreement of Cramerton Automotive Products L.P. (the "Cramerton Credit Agreement"), a subsidiary of JPS Automotive ("Cramerton"). Such transaction will also provide the holders of the $180.0 million 11 1/8% senior notes due 2001 of JPS Automotive (the "Senior Notes") with the right to require JPS Automotive to repurchase such Senior Notes at 101% of their principal amount. JPS Automotive has been informed by the prospective purchaser that it currently intends, upon consummation of the sale, to refinance the JPS Automotive Credit Agreement and the Cramerton Credit Agreement and to obtain financing to satisfy its obligations to the holders of the Senior Notes.

   Liquidity

   Cash and cash equivalents decreased $1.2 million during 1996 to $1.6 million at September 29, 1996 from $2.8 million at December 31, 1995 primarily due to the use of cash for capital expenditures and debt repayments offset by cash provided by operating activities. Working capital decreased $4.2 million during 1996 to $26.3 million at September 29, 1996 from $30.5 million at December 31, 1995 primarily as a result of the decrease in operating results.

   Cash Flow from Operating Activities

   Cash flow provided by operating activities was $14.9 million and $15.3 million for the 1996 and 1995 periods, respectively. Cash flow provided by operating activities decreased for 1996 as compared to 1995 primarily due to reduced operating results offset by a reduction in the use of cash and cash equivalents by the operating assets and liabilities.

   Cash Flow from Investing Activities

   During 1996, JPS Automotive spent approximately $3.9 million on capital expenditures.

   Cash Flow from Financing Activities

   As of September 29, 1996, there were no revolving loan borrowings outstanding under the JPS Automotive Credit Agreement with unused availability of approximately $25.0 million.

   Cramerton finances its operations through a $15.0 million revolving line of credit, which is recourse only to Cramerton, and which expires in April 1998. Borrowings under the Cramerton Credit Agreement were $2.6 million at September 29, 1996. Availability under this revolving line of credit is subject to a borrowing base calculation and unused availability under this line of credit was $12.4 million as of September 29, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest Rate Swap Agreement

   JPS Automotive had an interest rate swap agreement for a notional amount of $150.0 million for five years which was terminated in September 1996 for a termination fee of $0.1 million. JPS Automotive made fixed payments at 6.04% on a notional amount of $90.0 million and 7.00% on a notional amount of $60.0 million for the six months ended June 1995 and variable rate payments based on LIBOR, capped at 8.5% per annum, on a $150.0 million notional amount for the six months ended in December 1995 and June 1996 in exchange for fixed payments at a rate of 6.89% per annum by the swap partner payable semiannually in arrears. During the thirteen weeks ended September 29, 1996 there was no effect from the swap agreement. During the thirteen week period ended October 1, 1995, the effect of the interest rate swap described above was a favorable adjustment to interest expense of $0.4 million. During the thirty-nine weeks ended September 29, 1996 and October 1, 1995, the effect of the interest rate swap described above was a favorable adjustment to interest expense of $0.8 million and $0.6 million, respectively.

Environmental Matters

   JPS Automotive is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with JPS Automotive's compliance with such laws and regulations did not have a material adverse effect on earnings, capital expenditures or competitive position. The liability for environmental costs at September 29, 1996 is $2.2 million, $0.2 million of which is included in current liabilities. In addition, as of September 29, 1996, JPS Automotive has a receivable of $0.5 million for indemnification of environmental liabilities from JPS Textile Group Inc. which is included in noncurrent assets. JPS Automotive believes that realization of the receivable established for indemnification is probable.

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to the description of the legal proceedings contained in the JPS Automotive's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in JPS Automotive's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1996 and June 30, 1996.

         The information from Note 4 of the condensed consolidated financial statements of JPS Automotive L.P. and subsidiaries as of September 29, 1996 (unaudited) is incorporated by reference.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote Of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

3.1(a)    - Certificate of Incorporation of JPS Automotive Products Corp.
            ("Products Corp.").
3.2(a)    - By-laws of Products Corp.
3.3(a)    - Certificate of Limited Partnership of JPS Automotive.
3.4(e)    - First Amended and Restated Agreement of Limited Partnership of JPS
            Automotive, dated as of June 27, 1994
3.5(a)    - Certificate of Incorporation of JPSGP.
3.6(a)    - By-laws of JPSGP.
4.1(b)    - Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to Foamex L.P.
4.2(d)    - Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of
            Foamex L.P. to secure its obligations under its senior note due
            2006.
4.3(d)    - Pledge Agreement, dated as of June 28, 1994, made by JPS Automotive in favor of Foamex L.P. to secure FJPS's obligations under its Senior Note due 2006.
4.4(a)    - Indenture, between Products Corp. and Shawmut Connecticut, as
            Trustee, relating to $180,000,000 principal amount of 111/8% senior notes due 2001, including form of the JPS Automotive Senior Note.
4.5(c)    - First Supplemental Indenture, dated as of October 5, 1994, by and among Products Corp., JPS Automotive, and Shawmut Connecticut, as Trustee, relating to the JPS Automotive Senior Notes.
4.6(c)    - Amended and Restated Credit Agreement, dated October 5, 1994, by and among, Products Corp., JPS Automotive, JPSGP, the institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citibank, N.A. and The Bank of Nova Scotia.

4.7(d)    - First Amendment to JPS Automotive Credit Agreement, dated as of
            November 11, 1994.
4.8(d)    - Second Amendment to JPS Automotive Credit Agreement, dated as of
            February 8, 1995.
4.9(g)    - Third Amendment to JPS Automotive Credit Agreement, dated as of
            February 27, 1996.
4.10(h)   - Fourth Amendment to JPS Automotive Credit Agreement, dated as of
            June 19, 1996.
10.1(a)   - Swap Agreement, dated as of June 30, 1994, by and between JPS
            Automotive and Citibank, N.A.
10.2(f)   - Revised Swap Transaction Letter Agreement, dated May 11, 1995, among
            Products Corp., JPS Automotive, and Citibank N.A.
10.3      - Revised Confirmation of Interest Rate Swap Termination, dated
            September 25, 1996, by and between JPS Automotive and Citibank, N.A.
10.4(f)   - Savings, Investment and Profit Sharing Plan of JPS Automotive L.P.
            dated October 6, 1994.
10.5(f)   - First Amendment to the Savings, Investment and Profit Sharing Plan
            of JPS Automotive L.P. dated July 26, 1995.
10.6(g)   - Hourly Employees' Pension Plan of JPS Automotive Products Corp.
10.7(g)   - Retirement Pension Plan for Employees of JPS Automotive L.P.
10.8(i)   - Employment Agreement, dated as of July 22, 1994, by and among Foamex
            International, JPS Automotive, and Jerry Burns.
10.9(e)   - Employment Agreement, dated as of August 4, 1994, by and among
            Foamex International, JPS Automotive, and Robert Sparks.
10.10(g)  - Employment Agreement dated as of September 1, 1995, by and between
            JPS Automotive and Dean Gaskins.
10.11(a)  - Services Agreement, by and between JPS Automotive and Foamex
            International.
10.12(a)  - Dunean Reciprocal Easement Agreement, by and between JPS Automotive and C&I.
10.13(a)  - Supply Agreement, by and among Foamex International and certain of its affiliates and JPS Automotive.
10.14(a) - Tax Sharing Agreement, by and among JPS Automotive and its partners. 10.15(a) - Financing Agreement, dated as June 4, 1993, by and between
            Nationsbank of North Carolina, N.A. and Cramerton, as amended by the First Amendment and Correction of Financing Agreement, dated as of April 28, 1994.
10.16(e)  - Second Amendment and Correction of Financing Agreement, dated as of
            December 28, 1994, by and between Nationsbank of North Carolina, N.A. and Cramerton.
10.17(g)  - Third Amendment to Financing Agreement, dated December 12, 1995, by and between Nationsbank of North Carolina, N.A. and Cramerton. 10.18(h) - Fourth Amendment to Financing Agreement, dated June 14, 1996, by and between Nationsbank of North Carolina, N.A. and Cramerton.
10.19(a)  - Amended and Restated Agreement of Limited Partnership of Cramerton,
            dated as of December 2, 1991.
10.20(d)  - First Amendment to Amended and Restated Agreement of Limited
            Partnership of Cramerton, dated as of June 28, 1994.
10.21(d)  - Second Amendment to Amended and Restated Agreement of Limited
            Partnership of Cramerton, dated as of October 5, 1994.
10.22(a)  - Stockholders' Agreement, dated as of December 2, 1991, by and among
            Cramerton Management Corp., JPS Group, and Seiren Co., Ltd. (the "Stockholders' Agreement").
10.23(d)  - First Amendment to Stockholders' Agreement, dated as of June 28,
            1994.
-------------------

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

(h) Incorporated herein by reference to the Exhibit to the quarterly report on Form 10-Q of JPS Automotive and Products Corp. for the fiscal quarter ended June 30, 1996.

     Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

     (b) Products Corp. and/or JPS Automotive filed the following Current Reports on Form 8-K:

          Form 8-K reporting an event that occurred on August 28, 1996 (execution of JPS Automotive Agreement).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                       JPS AUTOMOTIVE L.P.

                                       By:  JPSGP INC.
                                            GENERAL PARTNER



Date:  November 11, 1996               By:   /s/ M. Dale Anderson
                                             -----------------------------------
                                             M. Dale Anderson
                                             Chief Financial Officer and
                                             Chief Accounting Officer





                                       JPS AUTOMOTIVE PRODUCTS CORP.




Date:  November 11, 1996               By:   /s/ M. Dale Anderson
                                             -----------------------------------
                                             M. Dale Anderson
                                             Vice President - Finance and
                                             Chief Financial Officer and
                                             Chief Accounting Officer