Form 10-K
period 1996-12-28
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 1997-04-14
CIK 924902, 919233

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from JANUARY 1, 1996, to DECEMBER 28, 1996

                  Commission file numbers: 33-75510-01; 1-12944

                               JPS AUTOMOTIVE L.P.
                          JPS AUTOMOTIVE PRODUCTS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                               57-1060375
                  DELAWARE                               57-0993690
--------------------------------------------     ---------------------------
      (State or other Jurisdiction of                 (I.R.S. Employer
       incorporation or Organization)              Identification Number)

    701 MCCULLOUGH DRIVE, CHARLOTTE, NC                    28262
--------------------------------------------     ---------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (704) 547-8500


Securities registered pursuant to Section 12(b) of the Act:

                                11-1/8% SENIOR NOTES DUE 2001, WHICH ARE TRADED ON THE NEW YORK STOCK EXCHANGE


Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES NO X (See Note in the Index hereto)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         None of the voting securities of JPS Automotive L.P. or JPS Automotive Products Corp. is held by non-affiliates.

         As of April 10, 1997, there were 100 shares of JPS Automotive Products Corp. common stock outstanding.

         JPS Automotive L.P. and JPS Automotive Products Corp. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K (formerly, General Instruction (J)(1)(a) and (b) of Form 10-K) and are therefore filing this form with the reduced disclosure format.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               JPS AUTOMOTIVE L.P.

                          JPS AUTOMOTIVE PRODUCTS CORP.

                                    FORM 10-K
          TRANSITION PERIOD FROM JANUARY 1, 1996, TO DECEMBER 28, 1996


                                      INDEX

                                                                                                              10-K
                                                                                                              PAGE
PART I
                          Item 1.     Business (A)                                                               4
                          Item 2.     Properties (A)                                                             8
                          Item 3.     Legal Proceedings                                                          8
                          Item 4.     Submission of Matters to a Vote of Security Holders (A)                    8
PART II
                          Item 5.     Market for Registrants' Common Equity and Related Stockholder Matters
                                                                                                                 9
                          Item 6.     Selected Financial Data (A)                                                9
                          Item 7.     Management's Discussion and Analysis of Financial Condition and
                                           Results of Operations (A)                                             9
                          Item 8.     Financial Statements and Supplementary Data                               12
                          Item 9.     Changes In and Disagreements With Accountants on Accounting and
                                           Financial Disclosure                                                 13
PART III
                          Item 10.    Directors and Executive Officers of the Registrants (A)                   13
                          Item 11.    Executive Compensation (A)                                                13
                          Item 12.    Security Ownership of Certain Beneficial Owners and Management (A)
                                                                                                                13
                          Item 13.    Certain Relationships and Related Transactions (A)                        13
PART IV
                          Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
                                                                                                                14

(A) Omitted or amended as all of the equity securities of the Registrants are owned indirectly by Collins & Aikman Corporation and the Registrants therefore meet the Conditions set forth in General Instructions I(1)(a) and (b) (formerly General Instructions J(1)(a) and (b)) of Form 10-K and are filing this Form with reduced disclosure format.

** Collins & Aikman Corporation ("C&A") has been informed by Foamex International, Inc., from whom C&A acquired the Registrants, that prior to the acquisition by C&A, Foamex inadvertently failed to list JPS Automotive Products Corp. as a co-registrant and joint filer on the EDGAR submission page for the 1996 first quarter, second quarter and third quarter 10-Q filings of JPS Automotive L.P. and JPS Automotive Products Co. (although the cover page for such filings listed both of the Registrants and both of the Registrants executed such filings). Such 10-Q filings were timely made. By letter to the Securities and Exchange Commission dated February 4, 1997, counsel for Foamex requested that the filings be amended to include the joint filer for whom information was inadvertently omitted. To the Registrants' knowledge, no response on such request has been received as of the date of the filing of this Form 10-K.



The Registrants will furnish a copy of any exhibit to this Form 10-K upon the request in writing of any holder of 11-1/8% Senior Notes due 2001 and upon the payment of a fee equal to the Registrants' reasonable expenses in furnishing such exhibit.

PART I
ITEM 1.  BUSINESS


Response to Item 1 of Form 10-K is in accordance with General Instruction I(2)(d) to Form 10-K.


GENERAL


JPS Automotive L.P. ("JPS Automotive") operates in the automotive textile segment and manufactures and supplies a complete line of automotive textile and specialty textile products in North America. JPS Automotive's products include molded floor carpet systems, seating upholstery fabric ("bodycloth"), headliner fabric, airbag fabric, and interior and trunk trim components. JPS Automotive supplies domestic original equipment manufacturers ("OEMs"), including General Motors ("GM"), Chrysler, and Ford, as well as the domestic operations of certain foreign OEMs ("Transplant OEMs" and collectively with domestic OEMs, "OEMs"), including Honda, Mazda, Mitsubishi, Nissan, NuMMI (a joint venture between GM and Toyota), Subaru and Toyota.


JPS Automotive was formed as a Delaware limited partnership on May 17, 1994, for the purpose of acquiring a 100% ownership interest in JPS Automotive Products Corp. ("Products Corp."). Products Corp. was incorporated on February 18, 1994, for the purpose of acquiring the business and assets of the automotive products and industrial fabrics divisions of JPS Textile Group Inc. ("JPS Textile"), which acquisition was completed in June 1994 (the "1994 Acquisition"). Products Corp. was acquired by JPS Automotive for nominal consideration on May 25, 1994. Effective October 3, 1994, Products Corp. transferred and assigned substantially all of its assets, subject to substantially all of its liabilities, to JPS Automotive, which agreed to assume such assets and liabilities. Prior to December 11, 1996, JPS Automotive was owned by Foamex International Inc. ("Foamex International") and its subsidiaries.


On December 11, 1996, Collins & Aikman Corporation ("C&A"), through its subsidiaries, acquired JPS Automotive from Foamex International pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996 (the "1996 Acquisition"). C&A is a major supplier of textile and plastic interior trim products and convertible top systems to the North American automotive industry. The purchase price for the 1996 Acquisition was an aggregate of approximately $220 million (subject to postclosing adjustment), consisting of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million in cash to Foamex International.


In the 1996 Acquisition, Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of C&A, acquired a .9999% limited partnership interest in JPS Automotive from Foamex International and a 99% limited partnership interest in JPS Automotive from Foamex - JPS Automotive L.P., a Delaware limited partnership controlled by Foamex International. PACJ, Inc., a wholly owned subsidiary of C&A Products, acquired a .0001% general partnership interest in JPS Automotive from JPSGP Inc., a subsidiary of Foamex International. Accordingly, 100% of the partnership interests in JPS Automotive are owned by PACJ, Inc. and C&A Products, which are, respectively, indirect and direct wholly owned subsidiaries of C&A.

On December 11, 1996, C&A also purchased from Seiren Co. Ltd. and its affiliates for $10 million a minority interest in Cramerton Automotive Products, L.P. and Cramerton Management Corporation, which are JPS Automotive subsidiaries. 100% of Cramerton Automotive Products, L.P. and Cramerton Management Corporation are now owned, directly or indirectly, by C&A.


The principal executive offices of JPS Automotive are located at 701 McCullough Drive, Charlotte, North Carolina 28262 and its telephone number is (704) 547-8500.


References in this report to JPS Automotive means JPS Automotive L.P. and, where relevant, its subsidiaries.


AUTOMOTIVE TEXTILES


JPS Automotive manufactures and distributes automotive textiles geared to satisfy the specific needs of its customers. JPS Automotive distributes automotive textile products to domestic OEMs, including GM, Chrysler and Ford, as well as Transplant OEMs, including Honda, Toyota, Nissan, Mazda and Mitsubishi. Many of these relationships allow JPS Automotive to participate in the design phase of new products and new applications for existing products.


PRODUCTS


JPS Automotive manufactures three principal product types: automotive carpet and trim; interior fabric; and synthetic fabric, which includes airbag restraint system fabric and specialty industrial fabrics.


AUTOMOTIVE CARPET AND TRIM


JPS Automotive's carpet products are sold as (i) complete molded floor systems,
(ii) cut and/or molded interior trim and trunk parts and (iii) roll goods in bulk quantities. The floor systems and cut parts are sold directly to OEMs pursuant to supply arrangements for individual vehicle platforms. Such arrangements generally remain in place for the life of a vehicle platform, and in many cases, through a platform's redesign. As OEMs redesign vehicles on an ongoing basis, JPS Automotive has the opportunity to procure or retain business on the new or redesigned models. JPS Automotive's rolled carpet goods are sold to other automotive suppliers who then incorporate these goods into their products. Roll goods are typically sold pursuant to one-year contracts.


Molded floor carpet systems typically consist of tufted carpet made with either spun or bulk continuous filament nylon, intercoated with either a polyethylene backing or an engineered extruded thermo plastic referred to as Mass Back System. This backing, when heated, allows the carpet to be molded to the shape of the vehicle's interior. After molding, the carpet is trimmed, typically with a high speed robotic device, to fit the exact dimensions of the vehicle's interior. Additional features are then added, such as vinyl heel pads, plastic protective covers and acoustical insulation. Due to its insulating and acoustical properties, the Mass Back System has evolved into what JPS Automotive believes to be the premier floor covering system for vehicles sold in the United States.

JPS Automotive's trunk trim products consist of one piece, complete molded trunk inserts and full trunk coverings comprised of three to six individual parts. Because these products are placed in areas which experience less wear, they are typically constructed of needlepunched carpet, a material which is normally lighter in weight than tufted carpet. Trunk products typically use a different backing than molded floor products.


Interior trim parts typically include door trim, instrument panel trim, console trim, seat trim, floor mats, truck center floor and van rear floors. These can be manufactured from either tufted or needlepunched carpet and have a variety of backings, including latex, polyethylene, mass back or pressure sensitive adhesive. Rolls of tufted carpet are supplied by JPS Automotive to other automotive component suppliers, which incorporate the carpet into their own products. Such suppliers use JPS Automotive's carpet in order to match their products to the interior of particular vehicles for which JPS Automotive may supply the molded floor carpet system or some other component.


INTERIOR FABRIC


JPS Automotive sells bodycloth and headliner fabric to other automotive suppliers, which cut, sew and fabricate it for vehicle installation. In the case of bodycloth, JPS Automotive's fabric is specified by the OEM, but JPS Automotive's contract (typically for two to three years) is usually with the fabricator and parallels the contract between the OEM and the fabricator with respect to certain aspects such as timing, product specifications and quantity. JPS Automotive's principal upholstery fabric customers, the Transplant OEMs, typically demand high-end automotive fabric products with respect to construction, weight and styling. OEMs typically do not specify a certain company's headliner fabric, but rather specify fabric type or construction when awarding headliner system contracts to fabricators.


AIRBAG RESTRAINT SYSTEM FABRIC


JPS Automotive sells its airbag fabric either directly to a systems manufacturer, or in some cases to an airbag fabricator which sells a sewn airbag to the systems manufacturer. Because driver-side fabric is coated prior to fabrication into airbags, JPS Automotive also sells fabric to coating companies, which then resell the coated fabric to either fabricators or systems manufacturers. Fabric for airbag restraint systems is subject to stringent certification standards set by the manufacturers of the airbag modules. Sales are either made against purchase orders or releases on open purchase orders, or pursuant to short-term supply contracts of up to 12 months. The largest manufacturers of airbag restraint systems (which include the airbag, crash sensor and inflator) are TRW, Morton International, and Allied Signal, all of which use JPS Automotive's airbag fabric. A predecessor of JPS Automotive developed the industry's first airbag restraint system fabric in 1969.


SPECIALTY INDUSTRIAL FABRICS


JPS Automotive manufactures a wide array of specialty synthetic fabrics for industrial uses. These fabrics include filtration fabrics used in the aluminum, coal, steel, cement, clay and brewing industries and woven fabrics for use by manufacturers of coated and laminated products, such as tarpaulins and awnings. Sales are made against purchase orders or releases on open purchase orders or pursuant to short-term supply contracts of up to 12 months.

MARKETING AND SALES


JPS Automotive has developed the ability to provide its customers, which include both OEMs and independent OEM suppliers, with integrated product systems and design innovation programs which management believes reduce costs and enhance value. JPS Automotive currently has a marketing and sales force of 30 employees. Marketing and sales forces for JPS Automotive's automotive carpet operations are in the process of being rationalized, whereby JPS Automotive will have access to C&A's marketing, sales, design and engineering capabilities. See Note 10 to JPS Automotive Consolidated Financial Statements.


MANUFACTURING AND RAW MATERIALS


JPS Automotive believes its facilities are adequate to meet its current production requirements. Manufacturing operations are currently conducted at seven facilities with a total of approximately 2.7 million square feet. The rationalization of the manufacturing and other facilities of JPS Automotive following its acquisition by C&A may result in the closing of certain of these facilities. See Note 2 to the JPS Automotive Consolidated Financial Statements.


The principal raw materials used by JPS Automotive are carpet fibers (nylon, polyester and polypropylene), primary carpet backing and extrusion coating materials and other nylon and polyester fibers for knitting and weaving. Many of JPS Automotive's products contain branded raw materials specified by the customer and any substitution of such raw materials would have to be made in consultation with the customer. JPS Automotive purchases its raw materials from a few large suppliers; however, JPS Automotive believes there are readily available substitute sources of supply for its raw materials should the need for alternate sources arise. The price of man-made fibers, such as nylon and polyester, is influenced by demand, manufacturing capacity and polymer and petroleum prices.


EMPLOYEES


As of December 28, 1996, JPS Automotive employed 2,059 persons, with 1,969 involved primarily in engineering, research, development, manufacturing and production, 60 involved in administration and 30 involved in marketing and sales. JPS Automotive considers relations with its employees to be generally good.


COMPETITION


The market for JPS Automotive's products is highly competitive. Competition is based primarily on price, quality of products and service. Although some of JPS Automotive's competitors are larger and have more financial resources, management believes none of its competitors offers a more complete line of automotive textiles.


PATENTS AND TRADEMARKS


JPS Automotive believes its business is not dependent upon any individual patent, trademark or tradename.

RESEARCH AND DEVELOPMENT


JPS Automotive has always maintained an active design and development effort geared toward new or enhanced products. Management believes that these capabilities will be enhanced by JPS Automotive's ownership by C&A as a result of the 1996 Acquisition. JPS Automotive believes its competitive position has been enhanced as OEMs have transferred more responsibility for the design and development of textiles to their suppliers.


AGREEMENTS WITH AFFILIATES


For a discussion of certain agreements and proposed agreements between C&A Products and JPS Automotive, see Note 10 to JPS Automotive Consolidated Financial Statements.



ITEM 2.  PROPERTIES


Response to Item 2 of Form 10-K is in accordance with General Instruction I(2)(d) to Form 10-K.


JPS Automotive conducts its operations through seven manufacturing facilities, six of which are owned and one of which is leased. On March 10, 1997, JPS Automotive announced its intention to close its Port Huron, Michigan, facility effective midnight May 3, 1997. JPS Automotive maintains its executive offices in Charlotte, North Carolina. Floor space at the seven manufacturing facilities totals approximately 2.7 million square feet, 97% of which is owned and 3% of which is leased.



ITEM 3.  LEGAL PROCEEDINGS


From time to time, JPS Automotive is involved in various legal proceedings. Management believes that such proceedings are routine in nature and incidental to the conduct of its business, and that none of such proceedings, if determined adversely to JPS Automotive, would have a material adverse effect on the consolidated financial condition or results of operations of JPS Automotive.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


JPS Automotive is a privately held company with no established public trading market for its equity securities. The equity securities are held by two wholly owned subsidiaries of C&A. JPS Automotive Products Corp. is a wholly owned subsidiary of JPS Automotive.


The indenture governing the 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture, (ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cash flow to interest expense and (iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the 1996 Acquisition and as of December 28, 1996. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions.


During fiscal years 1996 and 1995, JPS Automotive made no distributions to its partners.



ITEM 6.  SELECTED FINANCIAL DATA


Omitted pursuant to General Instruction I(2)(a) to Form 10-K.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Pursuant to General Instruction I(2)(a) to Form 10-K, the following discussion is a management's narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year presented and the fiscal year immediately preceding it.


JPS Automotive manufactures and supplies textiles and specialty textile products for passenger car and light truck production in North America. On June 28, 1994, JPS Automotive acquired the assets of the automotive products and industrial fabrics divisions of JPS Textile in the 1994 Acquisition. On December 11, 1996, C&A, through its subsidiaries, acquired JPS Automotive from Foamex International in the 1996 Acquisition. The following discussion should be read in conjunction with the consolidated and combined financial statements and related notes thereto of JPS Automotive and Products Corp. included in this report.

The consolidated balance sheet as of December 28, 1996, and consolidated statements of operations, cash flows and owners' equity for the period from December 12, 1996, to December 28, 1996, pertain to JPS Automotive. The consolidated balance sheet as of December 31, 1995, and consolidated statements of operations, cash flows and owners' equity for the period from January 1, 1996, to December 11, 1996, and for the year ended December 31, 1995, pertain to JPS Automotive, as it existed following the 1994 Acquisition and prior to the 1996 Acquisition (the "Predecessor Company").


The offering of the JPS Automotive Senior Notes in connection with the 1994 Acquisition substantially increased the overall debt level and interest expense of JPS Automotive for periods after the 1994 Acquisition. In addition, Foamex International and its affiliates provided JPS Automotive with certain legal, accounting, auditing and other administrative services pursuant to the terms of a services agreement between Foamex International and its affiliates and JPS Automotive (the "JPS Automotive Services Agreement"). The JPS Automotive Services Agreement was transferred to and assumed by C&A in connection with the 1996 Acquisition. In addition, C&A is expected to provide a greater level of services than were provided by Foamex International. Therefore, historical amounts for selling, general and administrative expenses may not be directly comparable to amounts reported by JPS Automotive after the 1996 Acquisition.



THE COMBINED PERIOD FROM DECEMBER 12, 1996, TO DECEMBER 28, 1996 (JPS AUTOMOTIVE), AND JANUARY 1, 1996, TO DECEMBER 11, 1996 (PREDECESSOR COMPANY) (THE "1996 COMBINED PERIOD"), COMPARED TO FISCAL YEAR 1995


JPS Automotive has presented management's discussion and analysis of the 1996 Combined Period against the most recent full fiscal year of the Predecessor Company, as JPS Automotive believes that the data is comparable and that a recasting of the data to provide a comparison of the comparable calendar periods would be unduly burdensome. Management believes that there are no seasonal or other factors which are not discussed in this report which materially affect the comparability of the 1996 Combined Period and the 1995 fiscal year of the Predecessor Company.


NET SALES


Net sales for the 1996 Combined Period were $290.3 million compared to $312.1 million in 1995. The $21.8 million or 7.0% decrease in net sales was primarily due to (i) the expiration of certain automobile programs, including the "25 program" with Chrysler, (ii) the reduced demand for or slow start of new automobile programs and certain replacement programs retained by JPS Automotive and (iii) the impact of labor strikes at General Motors during the period.


JPS Automotive's customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of a substantial portion of JPS Automotive's products are directly related to the overall level of passenger car and light truck production in North America. The automotive industry is cyclical in nature and is subject to changes in economic conditions.

GROSS PROFIT

Gross profit as a percentage of net sales for the 1996 Combined Period was 15.5% as compared to 17.6% for 1995. Gross profit as a percentage of sales declined as a result of competitive price pressures and underutilization of manufacturing capacities as a result of reduced net sales volumes.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Selling, general and administrative expenses as a percentage of sales increased to 8.2% in the 1996 Combined Period from 7.6% in 1995. The increase is due to the reduction in net sales for the comparable periods. Selling, general and administrative expenses in the 1996 Combined Period increased $0.1 million from 1995.


INTEREST EXPENSE


Interest expense decreased to $21.0 million for the 1996 Combined Period compared with $22.4 million in 1995. The decline in interest expenses relates to lower overall outstanding balances under the Company's revolving facilities (which were paid off and terminated in connection with the 1996 Acquisition) and, to a lesser extent, the impact of the Company's interest rate swap agreement and the retirement of $68.0 million in JPS Automotive Senior Notes following the 1996 Acquisition.


OTHER INCOME (EXPENSE), NET


Other income (expense), net was a net expense of $5.0 million for the 1996 Combined Period as compared to income of $0.3 million in 1995. The expense was due primarily to fixed asset impairments amounting to $4.5 million in the 1996 Combined Period.


MINORITY INTEREST


Minority interest was a benefit $0.6 million in the 1996 Combined Period compared to a charge of $0.4 million in 1995, due to losses incurred at Cramerton resulting primarily from fixed asset impairments.


INCOME TAXES


Income taxes for the 1996 Combined Period reflected a benefit of $25,000 compared to an expense of $30,000 in 1995. For periods prior to the 1996 Acquisition, the Predecessor Company was taxed as a partnership and, therefore, was not subject to federal and state income taxes except in states assessing tax on other than an income basis. Immediately prior to the 1996 Acquisition, JPS Automotive was converted into an association that is taxable as a corporation. Accordingly, the Company's losses for the period from December 12, 1996, to December 28, 1996, have been reduced by the estimated tax benefit reflecting the pushdown of JPS Automotive's impact on the consolidated tax position of C&A.


NET INCOME (LOSS)


Due to the foregoing, net loss for the 1996 Combined Period was $4.4 million compared to net income of $8.5 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES


JPS Automotive's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on its outstanding indebtedness and capital expenditures. JPS Automotive believes the cash flow from operating activities, cash on hand and periodic capital contributions and borrowings will be adequate to meet operating cash requirements. For a discussion of certain agreements and proposed agreements between C&A Products and JPS Automotive, see Note 10 to JPS Automotive Consolidated Financial Statements.


SAFE HARBOR STATEMENT


This Form 10-K contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.


Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K include declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer taste, dependence on significant automotive customers, changes in the popularity of particular car models, the loss of programs on particular car models, the level of competition in the automotive supply industry, the substantial leverage of JPS Automotive and limitations imposed by the debt facilities of JPS Automotive. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see "ITEM 1. BUSINESS" and the above discussion in this "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and Notes to Consolidated and Combined Financial Statements and see also JPS Automotive's other filings with the Securities and Exchange Commission.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See the Consolidated and Combined Financial Statements of JPS Automotive and subsidiaries and Products Corp. included herein and listed on the indices to the Consolidated and Combined Financial Statements and Financial Statement Schedule as set forth in Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On January 8, 1997, JPS Automotive dismissed Coopers & Lybrand L.L.P. ("Coopers") as independent accountants for itself and its subsidiaries, including Products Corp. Coopers' report on the financial statements of JPS Automotive and its subsidiaries for either of the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors of PACJ, Inc., the general partner of JPS Automotive. During JPS Automotive's two most recent fiscal years and subsequent interim periods preceding such dismissal, there were no disagreements with Coopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On January 8, 1997, JPS Automotive retained Arthur Andersen LLP to act as independent accountant for itself and its subsidiaries, including Products Corp. Arthur Andersen LLP has served as independent accountant for C&A and its subsidiaries since C&A's inception in 1988.



PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS


Omitted pursuant to General Instruction I(2)(c) to Form 10-K.



ITEM 11.  EXECUTIVE COMPENSATION


Omitted pursuant to General Instruction I(2)(c) to Form 10-K.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Omitted pursuant to General Instruction I(2)(c) to Form 10-K.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


   (a)   Financial Statements

         The financial statements listed in the accompanying Index to Consolidated and Combined Financial Statements are filed as part of this Report on Form 10-K

   (b)   Reports on Form 8-K

         During the last quarter of the period covered by this Report on Form 10-K, the Registrants filed the following reports on Form 8-K:


               (1)Report on Form 8-K dated December 11, 1996, reporting under
                  Item 1 thereof the acquisition of the Registrants by C&A.

   (c)   Exhibits
                    2.1   -   Equity Purchase Agreement by and among JPSGP,
                              Inc., Foamex - JPS Automotive L.P. and Collins &
                              Aikman Products Co. dated August 28, 1996, is
                              hereby incorporated by reference to Exhibit 2.1 of
                              Collins & Aikman Corporation's Report on Form 10-Q
                              for the fiscal quarter ended July 27, 1996
                    2.2   -   Amendment No. 1 to Equity Purchase Agreement by
                              and among JPSGP, Inc., Foamex - JPS Automotive
                              L.P., Foamex International Inc. and Collins &
                              Aikman Products Co. dated as of December 11, 1996,
                              is hereby incorporated by reference to Exhibit 2.2
                              of Collins & Aikman Corporation's Current Report
                              on Form 8-K dated December 10, 1996
                    3.1   -   Certificate of Incorporation of Products Corp. is
                              incorporated by reference to Exhibit 3.1 of
                              Products Corp.'s Registration Statement on Form
                              S-1, Registration No. 33-75510
                    3.2   -   By-laws of Products Corp. is incorporated by
                              reference to Exhibit 3.2 of Products Corp.'s
                              Registration Statement on Form S-1, Registration
                              No. 33-75510
                    3.3   -   Certificate of Limited Partnership of JPS
                              Automotive is incorporated by reference to Exhibit
                              3.3 of Products Corp.'s Registration Statement on
                              Form S-1, Registration No. 33-75510
                    3.4   -   First Amended and Restated Agreement of Limited
                              Partnership of JPS Automotive, dated as of June
                              27, 1994, is incorporated by reference to Exhibit
                              3.4 of the Form 10-K of JPS Automotive and
                              Products Corp. for fiscal 1994
                    3.5   -   Certificate of Amendment of Certificate of Limited
                              Partnership of JPS Automotive dated December 11,
                              1996
                    3.6   -   First Amendment to First Amended and Restated
                              Agreement of Limited Partnership of JPS Automotive dated as of December 11, 1996

                    3.7   -   Second Amendment to First Amended and Restated
                              Agreement of Limited Partnership of JPS Automotive
                              dated as of December 11, 1996
                    4.1   -   Indenture, between Products Corp. and Shawmut
                              Connecticut, as Trustee, relating to $180,000,000
                              principal amount of 11-1/8% Senior Notes due 2001
                              (the "JPS Automotive Senior Notes"), including
                              form of the JPS Automotive Senior Note is
                              incorporated by reference to Exhibit 4.2 of
                              Products Corp.'s Registration Statement on Form
                              S-1, Registration No. 33-75510
                    4.2   -   First Supplemental Indenture, dated as of
                              October 5, 1994, between Products Corp., JPS
                              Automotive and Shawmut Connecticut, as Trustee,
                              relating to the JPS Automotive Senior Notes is
                              hereby incorporated by reference to Exhibit 4.48A
                              of Form 10-Q of JPS Automotive and Products Corp.
                              for the fiscal quarter ended October 2, 1994
                   10.1   -   Services Agreement, by and between JPS Automotive
                              and Foamex International is incorporated by
                              reference to Exhibit 10.2 of Products Corp.'s
                              Registration Statement on Form S-1, Registration
                              No. 33-75510
                   10.2   -   Dunean Reciprocal Easement Agreement by and
                              between JPS Automotive and JPS Textile is
                              incorporated by reference to Exhibit 10.4 of
                              Products Corp.'s Registration Statement on Form
                              S-1, Registration No. 33-75510
                   10.3   -   Supply Agreement, by and among Foamex
                              International and certain of its affiliates and
                              JPS Automotive is incorporated by reference to
                              Exhibit 10.8 of Products Corp.'s Registration
                              Statement on Form S-1, Registration No. 33-75510
                   10.4   -   Tax-sharing Agreement, by and among JPS Automotive
                              and its partners is incorporated by reference to
                              Exhibit 10.9 of Products Corp.'s Registration
                              Statement on Form S-1, Registration No. 33-75510
                   10.5   -   Amended and Restated Agreement of Limited
                              Partnership of Cramerton Automotive Products,
                              L.P., dated as of December 2, 1991, is
                              incorporated by reference to Exhibit 10.13 of
                              Products Corp.'s Registration Statement on Form
                              S-1, Registration No. 33-75510
                   10.6   -   First Amendment to Amended and Restated Agreement
                              of Limited Partnership of Cramerton Automotive
                              Products, L.P., dated as of June 28, 1994, is
                              hereby incorporated by reference to Exhibit 10.85
                              of the Form 10-K of Foamex International Inc. for
                              fiscal 1994
                   10.7   -   Second Amendment to Amended and Restated Agreement
                              of Limited Partnership of Cramerton Automotive
                              Products, L.P., dated as of October 5, 1994, is
                              hereby incorporated by reference to Exhibit 10.86
                              of the Form 10-K of Foamex International Inc. for
                              fiscal 1994
                   10.8   -   Third Amendment to the Amended and Restated
                              Agreement of Limited Partnership of Cramerton
                              Automotive Products, L.P., dated as of December
                              11, 1996
                   10.9   -   Certificate of Amendment of Certificate of Limited
                              Partnership of Cramerton dated December 12, 1996

                  10.10   -   Assignment dated as of December 11, 1996, from
                              Foamex to C&A Products relating to Services
                              Agreement
                  10.11   -   Assignment dated as of December 11, 1996, from
                              Foamex-JPS Automotive L.P. to C&A Products
                              relating to Tax-Sharing Agreement
                  10.12   -   Assignment dated as of December 11, 1996, from
                              JPSGP, Inc. to C&A Products relating to
                              Tax-Sharing Agreement
                  10.13   -   Assignment dated as of December 11, 1996, from
                              Foamex to C&A Products relating to Supply
                              Agreement
                     16   -   Letter dated January 10, 1997, of Coopers &
                              Lybrand L.L.P. is hereby incorporated by reference
                              to Exhibit 16 of the Form 8-K of JPS Automotive
                              and Products Corp. dated January 8, 1997
                     23   -   Consent of Coopers & Lybrand L.L.P.
                     27   -   Financial Data Schedules


         Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

   (d)   Schedules

         The schedules listed in the accompanying Index to Financial Statement Schedule are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 14th day of April, 1997.


                                       JPS AUTOMOTIVE L.P.
                                       By:    PACJ, Inc.
                                              General Partner



                                       By:    /s/ J. Michael Stepp
                                              J. Michael Stepp
                                              Executive Vice President and
                                              Chief Financial Officer



                                       JPS AUTOMOTIVE PRODUCTS CORP.



                                       By:    /s/ J. Michael Stepp
                                              J. Michael Stepp
                                              Executive Vice President and
                                              Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated:

Signatures                                     Title                                           Date
/s/ Thomas E. Hannah                           Director and Chief Executive                    April 14, 1997
--------------------------------------         Officer of PACJ, Inc.
Thomas E. Hannah


/s/ David A. Stockman                          Director of PACJ, Inc.                          April 14, 1997
--------------------------------------
David A. Stockman




/s/ J. Michael Stepp                           Executive Vice President and Chief              April 14, 1997
-----------------------------------------      Financial Officer (Chief Financial
J. Michael Stepp                               Officer and Chief Accounting Officer)
                                               of JPS Automotive Products Corp.
                                               and PACJ, Inc. and Director of
                                               JPS Automotive Products Corp.


/s/ Randall J. Weisenburger                    Director of PACJ, Inc.                          April 14, 1997
--------------------------------------
Randall J. Weisenburger

                               JPS AUTOMOTIVE L.P.

                          JPS AUTOMOTIVE PRODUCTS CORP.

             INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                                                                              PAGE
INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS                                                        F-1

JPS AUTOMOTIVE L.P. AND SUBSIDIARIES:
    Report of Independent Public Accountants                                                                   F-2
    Report of Independent Accountants                                                                          F-3
    Consolidated Balance Sheets as of December 28, 1996, and December 31, 1995                                 F-4
    Consolidated Statements of Operations for the period from December 12, 1996, to December 28, 1996, and January 1, 1996, to December 11, 1996, the year ended December 31, 1995, and the period from June 29, 1994, to January 1,
       1995, and Combined Statement of Operations for the period from January 3,
       1994, to June 28, 1994                                                                                  F-5

    Consolidated Statements of Owners' Equity for the period from December 12,
       1996, to December 28, 1996, and January 1, 1996, to December 11, 1996,
       the year ended December 31, 1995, and for the period from June 29, 1994, to January 1, 1995, and Combined Statement of Owners' Equity for the
       period from January 3, 1994, to June 28, 1994                                                           F-6

    Consolidated Statements of Cash Flows for the period from December 12, 1996, to December 28, 1996, and January 1, 1996, to December 11, 1996, the year ended December 31, 1995, and the period from June 29, 1994, to January 1,
       1995, and Combined Statement of Cash Flows for the period from January 3,
       1994, to June 28, 1994                                                                                  F-7

    Notes to Consolidated and Combined Financial Statements                                                    F-8

JPS AUTOMOTIVE PRODUCTS CORP.:
    Report of Independent Public Accountants                                                                  F-33
    Report of Independent Accountants                                                                         F-34
    Balance Sheets as of December 28, 1996, and December 31, 1995                                             F-35
    Consolidated Statement of Operations for the period from June 29, 1994, to
       January 1, 1995, and Combined Statement of Operations for the period from
       January 3, 1994, to June 28, 1994                                                                      F-36

    Consolidated Statement of Owners' Equity for the period from June 29, 1994, to January 1, 1995, and Combined Statement of Owners' Equity for the
       period from January 3, 1994, to June 28, 1994                                                          F-37

    Consolidated Statement of Cash Flows for the period from June 29, 1994, to
       January 1, 1995, and Combined Statement of Cash Flows for the period from
       January 3, 1994, to June 28, 1994                                                                      F-38

    Notes to Consolidated and Combined Financial Statements                                                   F-39

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of JPS Automotive L.P.:

We have audited the accompanying consolidated balance sheet of JPS Automotive L.P. (a Delaware limited partnership and an indirect subsidiary of Collins & Aikman Corporation) and subsidiaries as of December 28, 1996, and the related consolidated statements of operations, owners' equity, and cash flows for the period from December 12, 1996, to December 28, 1996, and the period from January 1, 1996, to December 11, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPS Automotive L.P. and subsidiaries as of December 28, 1996, and the results of their operations and their cash flows for the period from December 12, 1996, to December 28, 1996, and the period from January 1, 1996, to December 11, 1996, in conformity with generally accepted accounting principles.


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                          ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
    March 10, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of JPS AUTOMOTIVE L.P.:


We have audited the accompanying consolidated balance sheets of JPS Automotive L.P. and subsidiaries (successor to JPS Auto, Inc. and subsidiaries and Synthetic Industrial Fabrics, a division of JPS Converter and Industrial Corp.) (collectively, "JPS Automotive") as of December 31, 1995, and the related consolidated and combined statements of operations, owners' equity, and cash flows for the year ended December 31, 1995, the period from June 29, 1994 to January 1, 1995, and the period from January 3, 1994 to June 28, 1994. Our audits also included the consolidated and combined financial statement schedule as of December 31, 1995 and January 1, 1995. These consolidated and combined financial statements and consolidated and combined financial statement schedule are the responsibility of JPS Automotive's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and consolidated and combined financial statement schedule based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPS Automotive as of December 31, 1995, and the consolidated and combined results of their operations and their cash flows for the year ended December 31, 1995, the period from June 29, 1994 to January 1, 1995, and the period from January 3, 1994 to June 28, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated and combined financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.


Spartanburg, South Carolina
February 9, 1996

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                   PREDECESSOR
                                                                                                     COMPANY
                                                                           DECEMBER 28, 1996     DECEMBER 31, 1995
                                 ASSETS
--------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $      200             $    2,840
    Accounts receivable, net of allowance for doubtful accounts of
       $6,117 and $6,288                                                           36,288                 37,824
    Inventories                                                                    22,502                 24,148
    Deferred tax assets                                                             4,834                      0
    Other current assets                                                            5,233                  3,837
--------------------------------------------------------------------------   -------------          -------------
                 Total current assets                                              69,057                 68,649
--------------------------------------------------------------------------   -------------          -------------
PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                                                      5,143                  9,451
    Buildings and leasehold improvements                                           12,205                 23,035
    Machinery, equipment and furnishings                                           62,396                 92,583
    Construction in progress                                                        6,410                  7,364
--------------------------------------------------------------------------   -------------          -------------
                 Total                                                             86,154                132,433
    Less - Accumulated depreciation and amortization                                 (390)               (12,188)
--------------------------------------------------------------------------   -------------          -------------
                 Property, plant and equipment, net                                85,764                120,245
GOODWILL, net of amortization                                                     126,206                161,687
DEBT ISSUANCE COSTS, net of amortization                                            3,370                  7,228
OTHER ASSETS                                                                        7,508                  2,141
                                                                             -------------          -------------
                                                                                 $291,905               $359,950
                                                                             =============          =============

                     LIABILITIES AND OWNERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                         $       625             $    1,464
    Accounts payable                                                               15,042                 12,327
    Accounts payable to related parties                                                 0                  8,707
    Accrued expenses                                                               22,838                 15,628
--------------------------------------------------------------------------   -------------          -------------
                 Total current liabilities                                         38,505                 38,126
--------------------------------------------------------------------------   -------------          -------------
LONG-TERM DEBT                                                                    117,556                204,463
--------------------------------------------------------------------------   -------------          -------------
OTHER LIABILITIES                                                                  13,319                  3,999
--------------------------------------------------------------------------   -------------          -------------
MINORITY INTEREST                                                                       0                  7,247
--------------------------------------------------------------------------   -------------          -------------
COMMITMENTS AND CONTINGENCIES
OWNERS' EQUITY:
    General partner                                                                48,073                  1,061
--------------------------------------------------------------------------
    Limited partner                                                                74,452                105,054
--------------------------------------------------------------------------   -------------           ------------
                 Total owners' equity                                             122,525                106,115
--------------------------------------------------------------------------   -------------           ------------
                                                                                 $291,905               $359,950
--------------------------------------------------------------------------   =============           ============

 The accompanying notes to consolidated and combined financial statements are an integral part of these balance sheets.
                                       F-4

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                                          PREVIOUS
                                                                  PREDECESSOR COMPANY                   PREDECESSOR
                                    PERIOD FROM         PERIOD FROM                                       COMPANY
                                    DECEMBER 12,         JANUARY 1,                   PERIOD FROM        PERIOD FROM
                                     1996, TO            1996, TO      YEAR ENDED    JUNE 29, 1994,      JANUARY 3,
                                    DECEMBER 28,        DECEMBER 11,   DECEMBER 31,   TO JANUARY 1,        1994, TO
                                       1996                1996           1995           1995           JUNE 28, 1994
NET SALES                              $8,480             $281,860       $312,096       $161,205          $180,317
COST OF GOODS SOLD                      7,924              237,497        257,231        128,928           152,316
----------------------------------     ------             --------       --------       --------          --------
GROSS PROFIT                              556               44,363         54,865         32,277            28,001
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES              1,071               22,797         23,797         12,421            10,410
ALLOCATED PARENT COMPANY CHARGES            0                    0              0              0             4,645
----------------------------------     ------             --------       --------       --------          --------
INCOME (LOSS) FROM OPERATIONS            (515)              21,566         31,068         19,856            12,946
INTEREST EXPENSE                          550               20,463         22,396         12,039             1,605
OTHER INCOME (EXPENSE), NET                42               (5,038)           290             89            (1,071)
MINORITY INTEREST IN
   CONSOLIDATED SUBSIDIARY                  0                  551           (403)          (216)              591
----------------------------------   --------             --------       --------       --------          --------
INCOME (LOSS) BEFORE INCOME TAXES      (1,023)              (3,384)         8,559          7,690            10,861
INCOME TAX PROVISION (BENEFIT)           (377)                 352             30            107             4,019
----------------------------------   --------             --------       --------       --------          --------
NET INCOME (LOSS)                     $  (646)            $ (3,736)      $  8,529        $ 7,583          $  6,842
==================================   =========            =========      ========       =========         =========

    The accompanying notes to consolidated and combined financial statements are an integral part of these statements.
                                       F-5

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

             CONSOLIDATED AND COMBINED STATEMENTS OF OWNERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                                  COMBINED
                                                                                STOCKHOLDER'S
                                                       LIMITED     GENERAL     AND DIVISIONAL
                                                       PARTNER     PARTNER         EQUITY                     TOTAL
PREVIOUS PREDECESSOR COMPANY-
Balance, January 2, 1994                                                           $91,956             $  91,956
Net assets transferred to JPS Textile                                              (30,238)              (30,238)
Net income                                                                           6,842                 6,842
                                                                                   -------              --------
Balance, June 28, 1994                                                              68,560                68,560
Acquisition of assets from JPS Textile                                             (68,560)              (68,560)
                                                                                  --------              --------
                                                                                  $      0             $       0
                                                                                  ========              ========

PREDECESSOR COMPANY-
Contributions by partners                              $  89,103  $     900                            $  90,003
Net income                                                 7,507         76                                7,583
                                                      ----------  ---------                            ---------
Balance, January 1, 1995                                  96,610        976                               97,586
Net income                                                 8,444         85                                8,529
                                                      ----------  ---------                            ---------
Balance, December 31, 1995                               105,054      1,061                              106,115
Net loss                                                  (3,699)       (37)                              (3,736)
                                                      ----------  ---------                            ---------
Balance, December 11, 1996                               101,355      1,024                              102,379
Acquisition of JPS Automotive by Collins & Aikman
    Corporation                                         (101,355)    (1,024)                            (102,379)
                                                      ----------  ---------                            ---------
                                                       $       0  $       0                             $      0
                                                      ==========  =========                            =========


JPS AUTOMOTIVE-
Pushdown of acquisition basis and
    initial contributions by partners                  $  70,980    $48,074                           $119,054
Contributions by partners                                  4,117          0                              4,117
Net loss                                                    (645)        (1)                              (646)
                                                     -----------    -------                           --------
Balance, December 28, 1996                             $  74,452    $48,073                           $122,525
                                                     ===========    =======                           ========


    The accompanying notes to consolidated and combined financial statements are an integral part of these statements.
                                       F-6

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                                         PREVIOUS
                                                                   PREDECESSOR COMPANY                  PREDECESSOR
                                    PERIOD FROM         PERIOD FROM                                       COMPANY
                                    DECEMBER 12,        JANUARY 1,                    PERIOD FROM       PERIOD FROM
                                      1996, TO           1996, TO      YEAR ENDED    JUNE 29, 1994,      JANUARY 3,
                                    DECEMBER 28,       DECEMBER 11,   DECEMBER 31,    TO JANUARY 1,       1994, TO
                                        1996               1996           1995            1995          JUNE 28, 1994
OPERATING ACTIVITIES:
Net income (loss)                $     (646)        $  (3,736)     $   8,529      $   7,583          $   6,842
Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in)
   operating activities-
   Depreciation and
     amortization                       510            13,707         12,736          6,318              5,397
   Interest accretion and
     debt issuance cost
     amortization                         0             1,115          1,081            518                157
   Other, net                           (21)            4,220             (6)             0              1,834
   Changes in operating assets
     and liabilities, net of
     acquisition:
     Accounts receivable               (292)            1,828          2,709          4,999              4,605
     Inventories                        792               642          1,866          1,778             (3,109)
     Accounts payable                (4,722)           (1,270)        (9,070)         1,746              6,576
     Other assets and
        liabilities                 (10,906)            7,866         (3,268)        (9,151)             9,851
                                  ----------        ----------      ---------     ----------         ----------
     Net cash provided by
       (used in) operating
        activities                  (15,285)           24,372         14,577         13,791             32,153
                                  ----------        ----------      ---------     ----------         ----------
INVESTING ACTIVITIES:
   Capital expenditures                (435)           (4,438)       (17,110)        (5,299)           (17,575)
   Acquisition, net of cash
      acquired                            0                 0         (4,653)      (270,683)                 0
   Other                                  0                85             80              0                  0
                                  ----------        ----------      ---------     ----------         ----------
Net cash used in
        investing activities           (435)           (4,353)       (21,683)      (275,982)           (17,575)
                                  -----------       -----------     ----------    ----------         -----------
FINANCING ACTIVITIES:
Net proceeds from (repayments
   of) revolving loans                    0            (9,563)         2,521           (824)            16,823
Proceeds from long-term debt              0                 0              0        190,000                  0
Repayment of long-term debt         (26,878)           (1,415)          (785)          (567)              (449)
Debt issuance costs                       0                 0              0         (8,830)                 0
Capital contributions from
   partners                          30,995                 0              0         90,003                  0
Distributions to minority
   interest                               0               (78)           (62)          (124)                 0
Net cash provided from (to)
   JPS Textile                            0                 0              0              0            (30,238)
                                  ----------        ----------      ---------     ----------         ----------
     Net cash provided by
        (used in) financing
        activities                    4,117           (11,056)         1,674        269,658            (13,864)
                                  ----------        -----------     ---------     -----------        -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS             (11,603)            8,963         (5,432)         7,467               714

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD               11,803             2,840          8,272            805                91
                                  ----------        ---------      ---------      ----------        -----------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                      $     200           $11,803         $2,840         $8,272              $805
                                  ==========        ==========     =========      ==========         ==========

    The accompanying notes to consolidated and combined financial statements are an integral part of these statements.
                                       F-7

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION:


JPS Automotive L.P. and subsidiaries ("JPS Automotive" or the "Company") operate in the industrial fabrics and automotive products segment in North America, including the design, manufacture and sale of carpet components and interior fabrics for passenger cars and light trucks and other specialty industrial fabrics. On December 11, 1996, all of the outstanding equity of the Company was acquired from Foamex International, Inc. ("Foamex") by Collins & Aikman Corporation ("C&A"), through its subsidiaries (the "1996 Acquisition"). (See
Note 2.)


JPS Automotive L.P. was formed on May 17, 1994 (the "Predecessor Company"), for the purpose of acquiring a 100% ownership interest in JPS Automotive Products Corp. ("Products Corp."), which was purchased for nominal consideration on May 25, 1994. On June 28, 1994, Foamex-JPS Automotive L.P. ("FJPS") and JPSGP Inc. ("JPSGP"), the owners of a 99% limited partnership interest and a 1% general partnership interest in the Predecessor Company, respectively, made capital contributions of approximately $90.0 million. The Predecessor Company, in turn, made a capital contribution of approximately $90.0 million to Products Corp. FJPS and JPSGP were indirect wholly owned subsidiaries of Foamex.


On June 28, 1994, Products Corp. acquired the assets of the automotive products and industrial fabrics divisions of JPS Textile Group, Inc. ("JPS Textile") (the "1994 Acquisition"). Effective October 3, 1994, Products Corp. transferred and assigned substantially all of its assets, subject to substantially all of its liabilities, to the Predecessor Company, which agreed to assume such liabilities.


JPS Automotive is the beneficial owner of Cramerton (as defined in Note 2). At December 28, 1996, the Company owns a 98% limited partnership interest and a 1% general partnership interest in Cramerton and, through its subsidiary, Cramerton Management Corporation ("CMC"), beneficially owns a 1% general partnership interest. Prior to the 1996 Acquisition, the Predecessor Company was the beneficial owner of an 80% interest in Cramerton. In connection with the 1996 Acquisition, Collins & Aikman Products Co., a subsidiary of C&A ("C&A Products"), purchased the 20% minority interest in Cramerton from Seiren Co. Ltd. and its affiliates. JPS Automotive subsequently acquired the 20% minority interest previously owned by the Seiren entities.


The consolidated balance sheet as of December 28, 1996, and the consolidated statements of operations, cash flows and owners' equity for the period from December 12, 1996, to December 28, 1996, pertain to JPS Automotive. The consolidated balance sheet as of December 31, 1995, and the consolidated statements of operations, cash flows and owners' equity for the period from January 1, 1996, to December 11, 1996, for the year ended December 31, 1995, and for the period from June 29, 1994, to January 1, 1995, pertain to the Predecessor Company.

The combined financial statements for the period from January 3, 1994, to June 28, 1994, include the combined individual operations of JPS Auto Inc. ("JPS Auto"), a wholly owned subsidiary of JPS Textile; Cramerton, a limited partnership joint venture formed on December 2, 1991, 80% owned by JPS Auto; and Synthetic Industrial Fabrics, a division of JPS Converter and Industrial Corp. ("C&I"), a wholly owned subsidiary of JPS Textile (collectively, the "Previous Predecessor Company").


The Previous Predecessor Company operated in the industrial fabrics and automotive products segment, including the design, manufacture and sale of carpet components and interior fabrics for passenger cars and light trucks and other specialty industrial fabrics. The Previous Predecessor Company financial statements include an allocation of the expenses of JPS Textile.



2.  JPS AUTOMOTIVE ACQUISITIONS:

THE 1996 ACQUISITION

As discussed in Note 1, on December 11, 1996, C&A, through its subsidiaries, acquired JPS Automotive from Foamex pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996. The purchase price for the 1996 Acquisition was an aggregate of approximately $220 million, subject to postclosing adjustment, consisting of approximately $195 million of indebtedness of JPS Automotive and $25 million in cash paid to Foamex.


In the 1996 Acquisition, Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of C&A, acquired a .9999% limited partnership interest in JPS Automotive from Foamex and a 99% limited partnership interest in JPS Automotive from FJPS. PACJ, Inc., a wholly owned subsidiary of C&A Products, acquired a .0001% general partnership interest in JPS Automotive from JPSGP. Accordingly, 100% of the partnership interests in JPS Automotive are owned by PACJ, Inc. and C&A Products, which are, respectively, indirect and direct wholly owned subsidiaries of C&A.


In addition, as discussed in Note 1, on December 11, 1996, C&A Products also purchased from Seiren Co. Ltd. and its affiliates for $10 million the 20% minority interest in Cramerton Automotive Products, L.P. ("Cramerton"). JPS Automotive subsequently acquired the 20% minority interest previously held by the Seiren entities.


In connection with the 1996 Acquisition, C&A, through its subsidiaries, acquired approximately $68 million of the Company's outstanding 11-1/8% Senior Notes due 2001 (the "Senior Notes"), which were subsequently retired by the Company. In addition, at the time of closing, approximately $15 million of the Company's outstanding debt was repaid. (See Note 6.) The Senior Notes formerly held by C&A and the funds used to repay the Company's outstanding bank indebtedness were recorded as capital contributions to the Company from C&A and its subsidiaries.

The aggregate investment of approximately $119 million in connection with the acquisition of JPS Automotive by C&A and its subsidiaries was funded by borrowings under C&A's credit facilities.

The 1996 Acquisition has been accounted for as a purchase and, pursuant to the provisions of Staff Accounting Bulletin No. 54 ("SAB No. 54") and the rules of pushdown accounting, the 1996 Acquisition gave rise to a new basis of accounting. The purchase price and related acquisition expenses exceeded the fair value of the net assets acquired by approximately $126.4 million. The purchase price in excess of the net assets acquired has been pushed down and recorded in the accompanying consolidated balance sheet as goodwill. The excess of the purchase price over the estimated fair value of the net assets acquired (goodwill) is being amortized over 40 years.


In addition to the pushdown of goodwill, adjustments to certain assets and liabilities of the Predecessor Company were recorded by the Company as a result of the 1996 Acquisition and the application of pushdown accounting. A comparison of the Company's assets and liabilities to those of the Predecessor Company is as follows:

                                           PREDECESSOR              JPS
                                             COMPANY            AUTOMOTIVE
                                           DECEMBER 11,        DECEMBER 12,
                                              1996                 1996

Current assets                               $  75,627          $  80,668
Property, plant and equipment, net             110,608             85,719
Debt issuance costs, net                         6,113              3,370
Goodwill                                       157,695            126,353
Other assets                                     1,146              7,512
Current liabilities                             47,076             53,669
Long-term debt                                 190,988            117,550
Other liabilities                                4,130             13,319
Minority interest                                6,616                  0


The above December 12, 1996 balances, which are subject to postclosing adjustment, reflect the revaluation of the JPS Automotive assets and liabilities to their estimated fair values at the date of the 1996 Acquisition. In connection with the 1996 Acquisition, C&A has developed preliminary plans for JPS Automotive to rationalize certain manufacturing locations, as well as marketing and administrative duties. Management is conducting a detailed evaluation, that is expected to be completed in 1997, to establish the timing and extent of the further rationalization of the JPS Automotive operations. The Company's plans to combine certain marketing and administrative duties are under way, and plans to relocate the Port Huron, Michigan, manufacturing activities have been announced. While all plans have not been finalized, costs accrued at December 12, 1996, and December 28, 1996, for the shutdown of facilities and severance and other personnel costs were $2.2 million and $7.0 million, respectively. Any adjustments arising from the finalization of management's plans are expected to be reported as an adjustment to C&A's acquisition cost for JPS Automotive.


Unaudited pro forma consolidated net income of the Company for the period from January 1, 1996, to December 28, 1996, and for the year ended December 31, 1995, assuming that the 1996 Acquisition occurred at the beginning of each period, would have been approximately $4 million and approximately $13.5 million, respectively. The pro forma adjustments, which would not affect net sales, reflect primarily reduced depreciation, goodwill amortization and interest expense offset by the pro forma impact of income taxes.

At the time of the 1996 Acquisition, Foamex assigned to C&A Products the Services Agreement between JPS Automotive and Foamex. Pursuant to the terms of the agreement, C&A Products will supply JPS Automotive with certain management services. Additionally, C&A Products will provide sales and marketing and certain other services to JPS Automotive. See Note 10 for further discussion.


THE 1994 ACQUISITION


On June 28, 1994, the Predecessor Company acquired the businesses and assets of the automotive products and industrial fabrics divisions of JPS Textile. The acquired assets included property, plant and equipment, inventories and certain contract rights, as well as certain stock and limited and general partnership interests in joint ventures. As a part of the 1994 Acquisition, agreements were reached relating to the purchase of assets, the granting of a reciprocal easement, a provision for certain services, the supply of certain materials and the sharing of taxes. The 1994 Acquisition was made pursuant to the terms of an asset purchase agreement, dated as of May 25, 1994 (the "Asset Purchase Agreement"), by and among JPS Textile, JPS Auto, C&I, Products Corp., and Foamex. The aggregate consideration for the 1994 Acquisition was $290.3 million which included acquisition costs of $8.3 million and the assumption of long-term debt of $15.6 million. The cost of the acquisition was allocated on the estimated basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired (goodwill) was being amortized over forty years. The acquisition was funded by (i) the net proceeds from the sale by the Predecessor Company of $180.0 million principal amount of Senior Notes, (ii) $90.0 million in cash received by the Predecessor Company from its partners in the form of capital contributions and (iii) the net proceeds of $10.0 million in term loan borrowings by the Predecessor Company. Goodwill was approximately $168.0 million, which included 1995 payments of approximately $4.5 million in settlement of certain matters contained in the Asset Purchase Agreement and a 1995 adjustment of $5.6 million to adjust the original estimated appraised values of property, plant and equipment.



3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


CONSOLIDATION


The consolidated financial statements include the accounts of JPS Automotive and all subsidiaries that JPS Automotive directly or indirectly controls, either through majority ownership or otherwise. Minority interest represents the minority partners' proportionate shares of the equity in Cramerton. Intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% controlled companies are accounted for on the equity method.


FISCAL YEAR


As a result of the 1996 Acquisition, JPS Automotive's fiscal year ends on the last Saturday of December. Prior to that time, the Predecessor Company's fiscal year ended on the Sunday closest to the thirty-first day of December.

ACCOUNTING ESTIMATES


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS


The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.


INVENTORIES


Inventories are stated at the lower of cost or market. The cost of the inventories is determined on a first-in, first-out basis.


PROPERTY, PLANT AND EQUIPMENT


Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 25 to 40 years and the range for machinery, equipment and furnishings is 3 to 15 years. Leasehold improvements are amortized over the shorter of the terms for the respective leases or the estimated lives of the leasehold improvements. For income tax purposes, the Company uses accelerated depreciation methods.


Cost of maintenance and repairs is charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, cost of items and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.


In connection with the 1996 Acquisition, the Company's property, plant and equipment was recorded at the appraised values reflecting the intended future use of the facilities and equipment. Although plans are in preliminary stages, reserves for proposed facility shutdowns and other associated costs were provided for in the purchase accounting adjustments. (See Note 2.)

LONG-LIVED ASSETS

In 1996, the Predecessor Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on the consolidated results of operations.


As a result of its ongoing assessment of long-lived assets, during the period from January 1, 1996, to December 11, 1996, the Predecessor Company recorded a charge of approximately $4.5 million for the write-down of certain machinery and equipment to their estimated realizable values as the assets were assessed by management to have no continuing use due primarily to the loss of certain programs and a loss of a headliner customer. The write-down of machinery and equipment is included in other income (expense), net in the accompanying consolidated statement of operations.


DEBT ISSUANCE COSTS


Debt issuance costs consist of amounts incurred in obtaining long-term financing. These costs are amortized over the term of the related debt using the interest method. Accumulated amortization as of December 31, 1995, was approximately $1.6 million.


In connection with the 1996 Acquisition and the subsequent retirement of debt, $2.7 million of debt issuance costs were eliminated as a result of the application of pushdown accounting. (See Note 2.)


GOODWILL


As discussed in Note 2, the acquisition of JPS Automotive by C&A has been accounted for as a purchase and, pursuant to SAB No. 54 and the rules of pushdown accounting, gave rise to a new basis of accounting. As a result, the amount by which the purchase price and related acquisition expenses exceeded the fair value of the net assets acquired has been recorded by JPS Automotive as goodwill in the accompanying December 28, 1996, consolidated balance sheet and is being amortized over a 40-year period. Accumulated amortization as of December 28, 1996, was approximately $0.2 million. The carrying value of goodwill will be reviewed periodically based on the undiscounted cash flows and pretax income over the remaining amortization period. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of goodwill will be reduced. At December 28, 1996, the Company believes the goodwill is fully recoverable.


The Predecessor Company's goodwill relating to the 1994 Acquisition was amortized using the straight-line method over a 40-year period. Accumulated amortization as of December 31, 1995, was approximately $6.3 million.

ENVIRONMENTAL MATTERS


The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. Accruals for environmental liabilities are generally included in the consolidated balance sheet as other noncurrent liabilities at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Accruals for insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that the claim will be realized.


POSTEMPLOYMENT BENEFITS


Effective June 29, 1994, the Predecessor Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Under this method of accounting, benefits are accrued when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. Prior to June 29, 1994, the Previous Predecessor Company recognized the cost of providing these benefits on a cash basis. Prior year financial statements have not been restated to reflect the changes in accounting principle relating to SFAS No. 112.


REVENUE RECOGNITION


The Company recognizes revenue from product sales when it has shipped the goods or ownership has been transferred to the customer for goods to be held for future shipment at the customer's request. The Company generally allows its customers the right of return only in the case of defective products. The Company provides a reserve for estimated defective product costs at the time of the sale of the products.


RESEARCH AND DEVELOPMENT


The Company incurred research and development costs of approximately $0.1 million for the period from December 12, 1996, to December 28, 1996. The Predecessor Company incurred research and development costs of approximately $3.1 million for the period from January 1, 1996, to December 11, 1996, $4.4 million for the year ended December 31, 1995, and $2.6 million for the period from June 29, 1994, to January 1, 1995, and the Previous Predecessor Company incurred research and development costs of approximately $2.5 million for the period from January 3, 1994, to June 28, 1994.


INTEREST RATE SWAP AGREEMENT


The differential to be paid or received under an interest rate swap agreement is recognized in the current period as interest rates change as an adjustment to interest expense. At December 28, 1996, there were no outstanding interest rate swap agreements.

INCOME TAXES


Income taxes for all periods are determined in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.


Immediately prior to the 1996 Acquisition, JPS Automotive was converted from a Delaware limited partnership into an association which is taxable as a corporation for federal, state and local income tax purposes. The Company is included in the consolidated federal income tax return of C&A. Income taxes for periods subsequent to the 1996 Acquisition reflect the pushdown of JPS Automotive's impact on the consolidated tax position of C&A.


The Predecessor Company, as a limited partnership, was not subject to federal income taxes and, therefore, no current or deferred income tax provision has been provided for such taxes. However, the limited partnership had provided for the income taxes of certain states for which it is subject and federal and state income taxes associated with the operations of Products Corp. The partners will include their respective shares of income or loss of JPS Automotive on their federal and applicable state income tax returns. JPS Automotive had a tax-sharing agreement that provided for payment to the partners of amounts that would be required to be paid if JPS Automotive were a corporation filing separate income tax returns. At the time of the 1996 Acquisition, Foamex assigned to C&A Products the tax-sharing agreement.


The operating results of the Previous Predecessor Company were included in the consolidated income tax returns of JPS Textile. All state income tax payments were made by the Previous Predecessor Company. The amounts reflected in the provision for income taxes are based on applicable federal and state statutory rates, adjusted for permanent differences between financial and taxable income. In effect, the income tax provision was computed on a separate return basis and included as a component of combined stockholder's and divisional equity.


NEWLY ISSUED ACCOUNTING STANDARDS


In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). SOP 96-1 provides authoritative guidance on specific accounting issues related to the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 addresses only those actions undertaken in response to a threat of litigation or assertion of a claim. It does not address accounting for pollution control costs with respect to current operations or for costs of future site restoration on closure required upon cessation of operations. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. The Company does not expect that adoption of this standard will have a material impact on its consolidated financial position or results of operations.

4.  INVENTORIES:


The components of inventories consist of (in thousands):


                                                         PREDECESSOR
                                                           COMPANY
                                DECEMBER 28,             DECEMBER 31,
                                    1996                     1995
Raw materials and supplies        $  6,185                 $  7,168
Work-in-process                     10,199                   10,303
Finished goods                       6,118                    6,677
                              ------------              -----------
                 Total             $22,502                  $24,148
                              ============              ===========


5.  ACCRUED EXPENSES:

Accrued expenses are summarized below (in thousands):


                                                              PREDECESSOR
                                                                COMPANY
                                  DECEMBER 28, 1996        DECEMBER 31, 1995
Payroll, severance and employee
   benefits                            $  9,521                 $  5,321
Warranty reserve                          4,090                    4,090
Acquisition costs                         3,875                        0
Other                                     5,352                    6,217
                                   ------------               ----------
                 Total                  $22,838                  $15,628
                                   ============               ==========

6.  LONG-TERM DEBT:

Long-term debt consists of (in thousands):

                                                                PREDECESSOR
                                                                  COMPANY
                                       DECEMBER 28,             DECEMBER 31,
                                           1996                     1995
11-1/8% senior notes due 2001             $111,969                 $180,000
Add - Premium on senior notes                5,207                        0
                                     -------------             ------------
                                           117,176                  180,000
Term loan                                        0                   10,000
JPS Automotive revolving loan                    0                    4,419
Cramerton revolving loan                         0                    9,923
Other                                        1,005                    1,585
                                     -------------             ------------
                 Subtotal                  118,181                  205,927
Less - Current portion                         625                    1,464
                 Long-term debt           $117,556                 $204,463
                                     =============             ============


11-1/8% SENIOR NOTES ("SENIOR NOTES")


The Senior Notes were issued on June 28, 1994. Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing on December 15, 1994. The Senior Notes mature on June 15, 2001.


As discussed in Note 2, on the 1996 Acquisition date, $180 million principal amount of the Senior Notes were outstanding. Of this amount, approximately $68 million had been purchased by C&A, prior to the 1996 Acquisition, on the open market and were subsequently retired by JPS Automotive. The total capital contribution resulting in the retirement of these Senior Notes is approximately $70.2 million. In addition, in connection with the purchase accounting for the 1996 Acquisition, the remaining approximately $112 million in face value of Senior Notes were recorded at a market value of $117.2 million on the date of the 1996 Acquisition. The bond premium amount of $5.2 million will be amortized as a reduction of interest expense over the remaining term of the Senior Notes and will result in an effective interest rate of approximately 10% for periods after the 1996 Acquisition.


The Company is not required to make mandatory redemption or sinking fund payments except in the case of certain asset sales or a change of control (as defined in the indenture for the Senior Notes). In addition, the Senior Notes are not subject to optional redemption, except in connection with certain public offerings of common stock or following a change of control (as so defined). The 1996 Acquisition resulted in a change of control which, under the terms of the indenture for the Senior Notes, gave holders of the Senior Notes the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of Senior Notes were so put to the Company and then repurchased on March 10, 1997.

The indenture governing the Senior Notes generally prohibits JPS Automotive from making certain payments and investments (generally, dividends and distributions on its equity interests, purchases or redemptions of its equity interests, purchases of any indebtedness subordinated to the Senior Notes and investments other than as permitted) unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount (the "JPS Automotive Restricted Payments Tests"). The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock, asset dispositions and transactions with affiliates including C&A and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.


The Senior Notes rank senior in right of payment to all existing or future subordinated indebtedness of JPS Automotive and on an equal basis in right of payment with all existing or future senior indebtedness of JPS Automotive.


TERM AND REVOLVING LOANS


On June 28, 1994, as amended October 5, 1994, the Predecessor Company entered into a credit agreement which provided for loans of up to $35 million of which $10 million was available as a term loan and up to $25 million was available under a revolving line of credit. In connection with the 1996 Acquisition, the outstanding borrowings at December 11, 1996, of $9.2 million under the term loan were repaid. At December 11, 1996, there were no outstanding borrowings under the revolving line of credit. The funds to extinguish this debt on behalf of the Company were recorded as a capital contribution from C&A. The credit agreement was subsequently terminated.


Cramerton had a $15 million revolving line of credit (the "Cramerton Credit Facility"), with recourse only to Cramerton. In connection with the 1996 Acquisition, the outstanding borrowings at December 11, 1996, of approximately $4.8 million under the Cramerton Credit Facility were repaid.


INTEREST RATE SWAP AGREEMENTS


The Predecessor Company entered into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Predecessor Company did not hold or issue financial instruments for trading purposes. During the period from January 1, 1996, to December 11, 1996, and the year ended December 31, 1995, the effect of the interest rate swaps described above was a favorable adjustment to interest expense of $0.8 million and $1.0 million, respectively. For the period from June 29, 1994, to January 1, 1995, the effect of the interest rate swaps was to increase interest expense by $0.2 million. The interest rate swap agreements were terminated during 1996.

FUTURE OBLIGATIONS ON LONG-TERM DEBT


Scheduled maturities of all long-term debt, excluding the unamortized premium on the Senior Notes, are shown below (in thousands):


Year ended-
    1997                          $      625
    1998                                 380
    1999                                   0
    2000                                   0
    2001                             111,969
                                  ==========

7.  EMPLOYEE BENEFIT PLANS:


The 1996 Acquisition did not significantly affect the employee benefit plans offered to the employees of JPS Automotive. However, C&A intends to transition the benefits of JPS Automotive to plans that are consistent with benefits offered to the existing employees of C&A and its subsidiaries. The impact of this transition, which is expected to be completed during fiscal 1998, has not been determined at this time.


DEFINED BENEFIT PENSION PLAN


Effective January 1, 1995, the Predecessor Company adopted the Retirement Pension Plan for Employees of JPS Automotive L.P. (the "Plan") for salaried and certain hourly employees. Benefits are based on the employees' final average compensation, years of benefit service, the covered compensation in effect at retirement and the employees' ages when payment begins.


As part of the 1996 Acquisition, the Company recognized all prior service cost, net losses and minimum liabilities. Accordingly, the period from December 12, 1996, to December 28, 1996, does not reflect any net amortization or deferrals.


Net periodic pension cost included the following (in thousands):

                                                                                PREDECESSOR COMPANY
                                                PERIOD FROM       PERIOD FROM
                                               DECEMBER 12,        JANUARY 1,
                                                1996, TO            1996, TO           YEAR ENDED
                                               DECEMBER 28,       DECEMBER 11,         DECEMBER 31,
                                                  1996                1996                1995
Service cost                                      $43                 $859                $675
Interest cost                                       6                  118                  48
Actual return on plan assets                       (2)                 (42)                 (2)
Net amortization and deferral                       0                   61                  35
                                                ------                -----              ------
                      Total                       $47                 $996                $756
                                                ======                =====              ======

The Company's funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended. Plan investments consist primarily of cash equivalents.

The following table sets forth the funded status of the Plan and the amounts recognized in the accompanying consolidated balance sheets as of December 28, 1996, and December 31, 1995 (in thousands):



                                                                                                PREDECESSOR
                                                                                                  COMPANY
                                                                    DECEMBER 28, 1996        DECEMBER 31, 1995

Actual present value of accumulated benefit obligations-
       Vested benefits                                                     $(1,559)               $    (842)
       Nonvested benefits                                                     (260)                    (133)
                                                                   ----------------         ----------------
                 Accumulated benefit obligations                           $(1,819)               $    (975)
                                                                   ================         ================

       Total projected benefit obligations                                 $(2,666)               $  (1,372)
Fair value of plan assets                                                    1,323                       91
                                                                   ---------------            --------------
Plan assets less than projected benefit obligations                         (1,343)                  (1,281)
Unrecognized prior service cost                                                  0                      538
Unrecognized net loss                                                            0                       38
Additional minimum liability                                                     0                     (180)
                                                                   ---------------             -------------
Accrued pension cost                                                       $(1,343)                 $  (885)
                                                                    ==============            =============


Significant assumptions used in determining the plan's unfunded status are as follows:



                                                                                                PREDECESSOR
                                                                                                  COMPANY
                                                                    DECEMBER 28,                DECEMBER 31,
                                                                        1996                        1995


Expected long-term rate of return on plan assets                           8.00%                    8.00%
Discount rate on projected benefit obligations                             7.25                     7.75
Rates of increase in compensation levels (where applicable)                4.25                     5.00
                                                                          ======                   ======

                                      F-20
DEFINED CONTRIBUTION PLAN


JPS Automotive maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code that covers eligible nonunion employees. Employee contributions are voluntary and subject to certain limitations as imposed by the Internal Revenue Code. JPS Automotive makes a matching contribution of 25% of each employee's contribution with a maximum matching contribution of 1-1/2% of each employee's base compensation. The Predecessor Company also provided an additional 25% match of each employee's contribution to a fund which invests in Foamex common stock with a maximum contribution of 3% of each employee's base compensation. JPS Automotive's contributions were approximately $30,000 for the period from December 12, 1996, to December 28, 1996; the Predecessor Company's contributions were approximately $0.5 million for the period from January 1, 1996, to December 11, 1996, $0.3 million for the year ended December 31, 1995, and $0.1 million for the period from June 29, 1994, to January 1, 1995.


POSTRETIREMENT BENEFITS


JPS Automotive provides postretirement health care and life insurance benefits for eligible employees and retirees of the Company and retirees of the Predecessor Company and Previous Predecessor Company. These plans are unfunded and JPS Automotive retains the right to modify or eliminate these benefits.


The components of the expense for postretirement benefits are (in thousands):



                                                                                            PREVIOUS
                                                       PREDECESSOR COMPANY                 PREDECESSOR
                               PERIOD FROM  PERIOD FROM                   PERIOD FROM        COMPANY
                               DECEMBER 12,  JANUARY 1,                      JUNE 29,     PERIOD FROM
                                 1996, TO    1996, TO      YEAR ENDED       1994, TO       JANUARY 3,
                               DECEMBER 28,  DECEMBER 11,   DECEMBER 31,   JANUARY 1,       1994, TO
                                 1996          1996           1995           1995         JUNE 28, 1994




Service cost for benefits earned      $  (1)   $  (7)        $  (8)           $  (4)        $  (6)
Interest cost on liability                6      111           104               54            75
Amortization of unrecognized loss         0       43             0                0             0
Net periodic postretirement            --       --            --                --            --
    benefit cost                      $   5    $ 147         $  96            $  50         $  69
                                      =====    =====         =====             =====        =====


The following table sets forth the amount of net postretirement benefit obligation included in the accompanying consolidated balance sheets (in thousands):


                                                                  PREDECESSOR
                                                                   COMPANY
                                                  DECEMBER 28,    DECEMBER 31,
                                                     1996           1995


Retirees                                            $   754      $   845
Fully eligible active plan participants                 387          367
Other active plan participants                          568          353
                                                   --------       -------
Accumulated postretirement benefit obligation         1,709        1,565
Unrecognized net loss                                     0         (313)
                                                   ---------      ---------
Net postretirement benefit obligation                $1,709       $1,252
                                                     =======      =======

As part of the 1996 Acquisition, the Company recognized all previously unrecognized net losses.


Since JPS Automotive has capped its annual liability per person and all future cost increases will be passed on to retirees, the annual rate of increase in health care costs does not affect the postretirement benefit obligation. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation as of December 28, 1996, and December 31, 1995, was 7.25% and 8%, respectively.


POSTEMPLOYMENT BENEFITS


JPS Automotive provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. On June 29, 1994, the Predecessor Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits." Prior to June 29, 1994, postemployment benefit expenses were recognized primarily as they were paid. The Predecessor Company's adoption of SFAS No. 112 did not have a significant impact on the consolidated statements of operations. As of December 28, 1996, and December 31, 1995, JPS Automotive's and the Predecessor Company's liability for postemployment benefits was $0.4 million for each period and is included in other noncurrent liabilities in the accompanying consolidated balance sheets.


PREVIOUS PREDECESSOR COMPANY PLANS


The Previous Predecessor Company participated in defined benefit pension, 401(k) savings and other postretirement benefit plans sponsored by the Previous Predecessor Company and JPS Textile.


Substantially all of the Previous Predecessor Company's employees were covered by defined benefit pension plans sponsored by the Previous Predecessor Company and JPS Textile. The plans provided pension benefits based on an employee's average compensation for the applicable computation period and years of credited service. JPS Textile's policy was to fund the annual contribution required by applicable law. During the period January 3, 1994, to June 28, 1994, JPS Textile charged the Previous Predecessor Company pension costs, based on actuarial valuations, of approximately $0.3 million. The assets and liabilities associated with the Previous Predecessor Company's plans for nonunion employees and retirees as of the date of the 1994 Acquisition were retained by JPS Textile.


The Previous Predecessor Company also participated in JPS Textile's salaried employees' savings, investment and profit-sharing plan which was available to employees meeting certain eligibility requirements. The plan was a tax qualified plan under Section 401(k) of the Internal Revenue Code. The Previous Predecessor Company made a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1-1/2% of each participant's base compensation. The Previous Predecessor Company's contributions were approximately $0.1 million for the period January 3, 1994, to June 28, 1994. Assets and liabilities associated with the Previous Predecessor Company's employees and retirees as of the date of the 1994 Acquisition have been transferred to the 401(k) plan currently maintained by JPS Automotive.

OTHER


In December 1994, the Predecessor Company changed its method of compensating certain employees for vacation, which increased income from operations by $1.3 million for the period June 29, 1994, to January 1, 1995.



8.  INCOME TAXES:


Immediately prior to the 1996 Acquisition, JPS Automotive was converted from a Delaware limited partnership into an association which is taxable as a corporation for federal, state and local income tax purposes. The purchase of the entire equity interest in JPS Automotive will be treated as a stock acquisition for federal, state and local income tax purposes. JPS Automotive remains a Delaware limited partnership for all purposes other than federal and state income taxes.


The acquisition of Cramerton resulted in a termination of the partnership's tax status, resulting in a step-up to fair market value for the underlying assets of Cramerton. Cramerton, a Delaware limited partnership, is recognized as a partnership for tax purposes both prior and subsequent to the acquisition.


The Company is included in the consolidated federal income tax return of C&A. Income taxes for periods subsequent to the 1996 Acquisition reflect the pushdown of JPS Automotive's impact on the consolidated tax position of C&A.


The provision (benefit) for income taxes includes the following (in thousands):



                                                                                                          PREVIOUS
                                                                   PREDECESSOR COMPANY                   PREDECESSOR
                                     PERIOD FROM        PERIOD FROM                  PERIOD FROM            COMPANY
                                     DECEMBER 12,       JANUARY 1,                    JUNE 29,           PERIOD FROM
                                       1996, TO          1996, TO      YEAR ENDED     1994, TO           JANUARY 3,
                                     DECEMBER 28,      DECEMBER 11,   DECEMBER 31,   JANUARY 1,           1994, TO
                                         1996              1996           1995          1995            JUNE 28, 1994

Federal-

     Current                           $(328)             $   0            $ 0          $   0              $3,798
     Deferred                            (40)                 0              0              0                 (95)
                                     --------          ---------      --------       --------           ----------
                                        (368)                 0              0              0               3,703
                                     --------          ---------      --------       --------           ----------
State-
   Current                                 0                352             30            107                 324
   Deferred                               (9)                 0              0              0                  (8)
                                     --------          ---------      --------       --------           ----------
                                          (9)               352             30            107                 316
                                    ---------          --------       --------       --------           ----------
                                       $(377)              $352            $30           $107              $4,019
                                       ======             =====        ========      ==========         ============

A reconciliation of the statutory federal income tax to the effective income tax is as follows (in thousands):





                                                                                                          PREVIOUS
                                                                   PREDECESSOR COMPANY                   PREDECESSOR
                                     PERIOD FROM        PERIOD FROM                   PERIOD FROM           COMPANY
                                     DECEMBER 12,       JANUARY 1,                     JUNE 29,          PERIOD FROM
                                       1996, TO          1996, TO      YEAR ENDED      1994, TO          JANUARY 3,
                                     DECEMBER 28,      DECEMBER 11,   DECEMBER 31,    JANUARY 1,          1994, TO
                                         1996              1996           1995           1995           JUNE 28, 1994


Statutory income tax                     $(358)           $(1,230)        $2,996         $2,615             $3,801
State income taxes, net of federal          (6)               352             30             73                316
Permanent difference on
    partnership income                       0              1,230         (2,996)        (1,099)                 0
Benefit associated with transfer
    of net assets from Products Corp.        0                  0              0         (1,482)                 0


Other                                      (13)                 0              0              0                (98)
                                     ---------         ----------    ----------      -----------       -----------
                                         $(377)           $   352          $  30        $   107             $4,019
                                     ========         ===========     =========      ===========       =============

As a result of the change in the Company's tax status that resulted from the 1996 Acquisition, deferred tax assets and liabilities of JPS Automotive and Cramerton are provided on the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. While the equity purchase of JPS Automotive results in carryover tax basis in the assets, such carryover basis reflects the fair market value as a result of the deemed taxable sale and revaluation to fair market value in the hands of the seller just prior to the purchase by C&A and its subsidiaries. The components of the net deferred tax assets as of December 28, 1996, were as follows (in thousands):


Deferred tax assets:
    Pension and postretirement benefits                             $  1,307
    Other employee benefits                                            1,549
    Premium on Senior Notes                                            1,921
    Other liabilities and reserves                                     7,088
                                                                  ----------
                                                                      11,865
Deferred tax liability - Goodwill amortization                           (71)
                                                                  ==========
Net deferred tax assets                                              $11,794

The above amounts have been classified in the consolidated December 28, 1996, balance sheet as follows (in thousands):


Deferred tax assets:
    Current                                                         $  4,834
    Noncurrent, included in other noncurrent assets                    6,960
                                                                     --------
                                                                    $ 11,794
                                                                     ========

As of December 31, 1995, the assets and liabilities that relate to JPS Automotive, which were not subject to tax, had a difference between the financial reporting and income tax basis of approximately $37.3 million.

9.  COMMITMENTS AND CONTINGENCIES:


OPERATING LEASES


JPS Automotive is obligated under various noncancelable lease agreements for rental of facilities, machinery and computer equipment which remained outstanding following the 1996 Acquisition. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments required under operating leases at December 28, 1996, are (in thousands):


1997                                   $1,202
1998                                      349
1999                                      121
2000                                       72
2001 and thereafter                        12
                                       ------
                                       $1,756
                                     ========

Rental expense charged to operations under operating leases by the Company approximated $0.1 million for the period from December 12, 1996 to December 28, 1996, by the Predecessor Company approximated $1.7 million for both the period from January 1, 1996 to December 11, 1996, and for the year ended December 31, 1995, and $0.9 million for the period from June 29, 1994, to January 1, 1995, and by the Previous Predecessor Company approximated $0.9 million for the period from January 3, 1994, to June 28, 1994. Substantially all such rental expense represented the minimum rental payments under operating leases.


GUARANTEES


The Predecessor Company had pledged all of the outstanding common stock of Products Corp. and FJPS had pledged its 99% limited partnership interest in the Predecessor Company to collateralize the repayment by FJPS of a note payable to Foamex L.P. These pledges were released in connection with the 1996 Acquisition.



10.  RELATED-PARTY TRANSACTIONS AND ALLOCATIONS:


JPS AUTOMOTIVE


At December 28, 1996, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interests in the Company, as security for debt of C&A Products totaling $640.6 million.

C&A Products currently provides general administrative services to JPS Automotive pursuant to a preexisting Services Agreement assigned to C&A Products by Foamex (the "Existing Services Agreement"). In addition, in connection with the 1996 Acquisition, C&A has developed preliminary plans for JPS Automotive to rationalize certain manufacturing locations as well as marketing and administrative functions. In effecting these plans, C&A and its affiliates currently contemplate entering into certain arrangements with JPS Automotive and its affiliates, including (i) an amendment to the Existing Services Agreement to expressly provide that the services provided by C&A Products will include certain administrative and management functions previously conducted by JPS Automotive, (ii) the provision by C&A Products of certain marketing and program management functions to JPS Automotive, (iii) the purchase from and the sale to C&A Products of certain manufacturing assets, (iv) the transfer of certain automotive programs, or manufacturing responsibility for them, from JPS Automotive and Cramerton to C&A Products and its subsidiaries and from C&A Products to JPS Automotive and (v) a guarantee by C&A Products in favor of JPS Automotive of the value to be received by JPS Automotive for certain idled assets of JPS Automotive.


Where automotive programs are transferred from C&A Products or JPS Automotive to the other party, the manufacturer is expected to pay a royalty to the party that originally obtained the transferred contract or, where manufacturing responsibility for an automotive program is transferred, the manufacturer is expected to receive a manufacturing fee based on its costs plus a predetermined fee. It is expected that any payments made by JPS Automotive in the case of outsourcing of manufacturing will not exceed JPS Automotive's current cost to produce such product.


For the period from December 12, 1996, to December 28, 1996, no amounts were paid or accrued by the Company under these current or proposed agreements.


Each of the proposed agreements described above is subject to the approval of the Board of Directors of the general partner of JPS Automotive.


PREDECESSOR COMPANY


The Predecessor Company regularly entered into transactions with its affiliates in the ordinary course of business.

In connection with the 1994 Acquisition, the Predecessor Company entered into a supply agreement (the "Supply Agreement") and the Existing Services Agreement with Foamex, the limited partner of FJPS and the sole shareholder of JPSGP. Pursuant to the terms of the Supply Agreement, at the option of the Predecessor Company, Foamex would purchase certain raw materials which were necessary for the manufacture of the Predecessor Company's products, and resell such materials to the Predecessor Company at a price equal to net cost plus reasonable out-of-pocket expenses. During the period from January 1, 1996, to December 11, 1996, the year ended December 31, 1995, and the period June 29, 1994, to January 1, 1995, the Predecessor Company purchased $69.0 million, $92.9 million and $5.2 million, respectively, of raw materials under the Supply Agreement with Foamex. Pursuant to the terms of the Existing Services Agreement, Foamex would supply the Predecessor Company with certain managerial services on an as-needed basis. The Predecessor Company would pay Foamex and its affiliates' costs plus allocated overhead for the services provided pursuant to the Existing Services Agreement. During the period from January 1, 1996, to December 11, 1996, the year ended December 31, 1995, and the period from June 29, 1994, to January 1, 1995, the Predecessor Company did not incur significant costs under the Existing Services Agreement. As discussed in Note 2, at the time of the 1996 Acquisition, Foamex assigned to C&A Products the Existing Services Agreement.


The Predecessor Company had a tax-sharing agreement with its partners pursuant to which the Predecessor Company would make quarterly distributions to its partners, which in the aggregate, would equal the tax liability that the Predecessor Company would have paid if it had been a Delaware corporation filing a separate tax return rather than a partnership. During the period from January 1, 1996, to December 11, 1996, the year ended December 31, 1995, and the period from June 29, 1994, to January 1, 1995, JPS Automotive made no tax-sharing distributions to its partners.


PREVIOUS PREDECESSOR COMPANY


The accompanying Previous Predecessor Company's combined statement of operations includes an allocation of JPS Textile's expenses, captioned "allocated parent company charges," to the Previous Predecessor Company. These expenses include compensation and benefits relating to JPS Textile's corporate management personnel; management fees incurred by JPS Textile under certain agreements with JPS Textile's shareholders; occupancy costs and depreciation and amortization attributable to JPS Textile's corporate offices; and legal, accounting and other professional services fees. Parent company expenses not directly attributable to any one of JPS Textile's subsidiaries were allocated to the Previous Predecessor Company based principally on relative sales levels which, in management's opinion, was a reasonable method of allocation. The Previous Predecessor Company estimated that, on a stand-alone basis, such expenses would have been $0.4 million annually and would have been attributable solely to legal, accounting and other professional services.


The operations of the Previous Predecessor Company were a part of JPS Textile's centralized cash management system. Under this system, cash received from the Previous Predecessor Company's operations was transferred to JPS Textile's centralized cash accounts and cash disbursements were funded from these centralized cash accounts.
                                      F-27

A JPS Automotive manufacturing facility was structurally connected to a JPS Textile facility. However, the operations were substantially separate, and the accompanying financial statements reflect the Previous Predecessor Company's costs associated with its portion of the facility. Cost of goods sold includes net purchases of materials and manufacturing services from JPS Textile of approximately $1.6 million for the period from January 3, 1994, to June 28, 1994.


Selling, general and administrative expenses include amounts charged to the Previous Predecessor Company by JPS Textile for various services and common warehousing, net of amounts charged to JPS Textile for certain warehousing costs. Such net charges were based on usage or other methods which management believes to be reasonable and amounted to approximately $0.6 million for the period from January 3, 1994, to June 28, 1994.


The Previous Predecessor Company sold certain products to other entities of JPS Textile of approximately $1.8 million for the period from January 3, 1994, to June 28, 1994.


CRAMERTON


Commencing October 31, 1993, Seiren U.S.A. Corporation ("Seiren U.S.A.") was paid marketing assistance fees annually under the terms of an agreement with Cramerton. These fees were equal to 1% of the first $30.0 million of Cramerton's sales of bodycloth material to Japanese automakers with U.S. assembly operations and 1-1/2% of such sales exceeding $30.0 million. These fees amounted to $.7 million for the period from January 1, 1996, to December 11, 1996, $0.5 million for the year ended December 31, 1995, $0.2 million for the period from June 29, 1994, to January 1, 1995, and $0.4 million for the period from January 3, 1994, to June 28, 1994.


Cramerton also incurred costs with Seiren Co., Ltd., parent company of Seiren U.S.A., and Seiren U.S.A. of approximately $0.5 million for the period from January 3, 1994, to June 28, 1994, pursuant to agreements with those companies for the provision to Cramerton of consulting services, technical personnel, fabric and processing. In connection with the 1996 Acquisition, C&A Products purchased from Seiren Co. Ltd. and its affiliates its interest in Cramerton. As of December 28, 1996, the Company owns, directly or beneficially through its subsidiaries, 100% of the partnership interests in Cramerton.


In connection with the 1996 Acquisition, the marketing agreement between Seiren U.S.A. and Cramerton was terminated and replaced by a new marketing agreement with Seiren Co. Ltd. The consulting agreement with Seiren Co. Ltd. was extended on a short-term basis in connection with the 1996 Acquisition.
                                      F-28

11.  ENVIRONMENTAL:


JPS Automotive is subject to various federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and certain other damages related to on-site and off-site soil and groundwater contamination. JPS Automotive believes it has obtained or applied for the material permits necessary to conduct its business. To date, compliance with applicable environmental laws has not had and, in the opinion of management, based on the facts presently known to it, is not expected to have a material adverse effect on JPS Automotive's consolidated financial condition or results of operations.


Although not named as a potentially responsible party for any environmentally contaminated sites, JPS Automotive and the Predecessor Company have accrued environmental costs at December 28, 1996, and December 31, 1995, of $4.7 million and $2.5 million, respectively, $0.7 million and $0.5 million of which is included in current liabilities, respectively. In addition, as of December 31, 1995, the Predecessor Company had a receivable of $0.5 million for indemnification of environmental liabilities from JPS Textile, former owner of the Predecessor Company, which was included in noncurrent assets. The environmental receivable was written off during the period from January 1, 1996, to December 11, 1996, as JPS Automotive management believes that the realization of the receivable established for indemnification is remote.


Although it is possible that new information or future events could require JPS Automotive to reassess its potential exposure relating to pending environmental matters, management believes that, based on the facts presently known to it, the resolution of such environmental matters will not have a material adverse effect on JPS Automotive's consolidated financial condition or results of operations. The possibility exists, however, that new environmental legislation may be passed or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated which may be material, and there can be no assurance that JPS Automotive has identified or properly assessed all potential environmental liability arising from its activities or properties.



12.  LITIGATION:


From time to time, JPS Automotive and the Predecessor Company have been involved in various legal proceedings. Management believes that such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if determined adversely to JPS Automotive, would have a material adverse effect on the consolidated financial condition or results of operations of JPS Automotive.
                                      F-29

13.  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK:


CONCENTRATION OF CREDIT RISK


Financial instruments which potentially subject JPS Automotive to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.


JPS Automotive's customers operate primarily in the automotive industry. JPS Automotive performs ongoing credit evaluations of its customers and generally does not require collateral. JPS Automotive maintains allowance accounts for potential losses and such losses have been within management's expectations. The percentage of consolidated and combined sales to the three principal customers were as follows:


                                                                                                          PREVIOUS
                                                                   PREDECESSOR COMPANY                   PREDECESSOR
                                     PERIOD FROM        PERIOD FROM                   PERIOD FROM           COMPANY
                                     DECEMBER 12,       JANUARY 1,                     JUNE 29,          PERIOD FROM
                                       1996, TO          1996, TO      YEAR ENDED      1994, TO          JANUARY 3,
                                     DECEMBER 28,      DECEMBER 11,   DECEMBER 31,    JANUARY 1,          1994, TO
                                         1996              1996           1995           1995           JUNE 28, 1994



   General Motors                          28%               26%            23%            21%               28%
   Chrysler                                 8                13             15             15                17
   Toyota Tsusho                           22                11             11             11                 9
                                           ==                ==             ==             ==                ==

Trade receivables are the principal financial instrument which subjects JPS Automotive to concentrations of credit risk. Accounts receivable due from the three principal customers as a percentage of total accounts receivable are as follows:




                                                                PREDECESSOR
                                                                  COMPANY
                                     DECEMBER 28, 1996       DECEMBER 31, 1995

General Motors                               26%                     12%
Chrysler                                     10                      23
Toyota Tsusho                                 9                       8
                                             ==                      ==

JPS Automotive's exposure to credit risk associated with nonpayment by these automotive manufacturers is affected by conditions or occurrences within the automotive industry. Substantially all trade receivables from these three customers were current at December 28, 1996.


DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS


The following disclosures of the estimated fair value amounts have been determined based on JPS Automotive's assessment of available market information and appropriate valuation methodologies
                                      F-30

The estimated fair values of JPS Automotive's financial instruments are as follows (in thousands):



                                                                                  PREDECESSOR COMPANY
                                              DECEMBER 28, 1996                    DECEMBER 31, 1995
                                           CARRYING          FAIR               CARRYING          FAIR
                                          AMOUNT OF        VALUE OF            AMOUNT OF        VALUE OF
                                         LIABILITIES     LIABILITIES          LIABILITIES     LIABILITIES


Liabilities - Long-term debt              $118,181        $121,204             $205,927        $205,927
                                          ========        ========             ========        ========

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.


The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows.


Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.



14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):


                                                                                                          PREVIOUS
                                                                   PREDECESSOR COMPANY                   PREDECESSOR
                                     PERIOD FROM        PERIOD FROM                 PERIOD FROM            COMPANY
                                     DECEMBER 12,       JANUARY 1,                   JUNE 29,            PERIOD FROM
                                       1996, TO          1996, TO      YEAR ENDED    1994, TO            JANUARY 3,
                                     DECEMBER 28,      DECEMBER 11,   DECEMBER 31,  JANUARY 1,            1994, TO
                                         1996              1996           1995         1995             JUNE 28, 1994


Cash paid for interest                  $10,013           $11,626         $21,397       $10,043             $1,355
Income taxes paid/deemed to be paid           0                 0               0           102              4,122
Capital expenditures included in
    accounts payable                      1,206               876           1,623         3,951                  0
                                        =======           =======          ======       =======              ======

In connection with the 1996 Acquisition, C&A contributed noncash assets to JPS Automotive totaling approximately $92.2 million. (See Note 2.)
                                      F-31

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):


The quarterly financial data of JPS Automotive subsequent to its offering of the Senior Notes in June 1994 is as follows (in thousands):



                                              PREDECESSOR COMPANY
                                 FIRST       SECOND        THIRD        FOURTH            FOURTH
                                QUARTER      QUARTER      QUARTER       QUARTER          QUARTER

1996(1)-
    Net sales                    $74,919      $82,749      $62,765       $61,427           $8,480
    Gross profit                  12,489       13,740        7,765        10,369              556
    Net income (loss)              1,311        2,262       (3,433)       (3,876)            (646)
                                 =======      =======      =======        ======            =====
1995-

    Net sales                    $87,624      $80,169      $69,439       $74,864           N/A
    Gross profit                  15,778       14,872       12,198        12,017           N/A
    Net income                     3,955        3,829          621           124           N/A
                                ==========    ========     =======       =========       ==========
1994(2)-

    Net sales                     N/A          N/A         $80,423       $80,782           N/A
    Gross profit                  N/A          N/A          16,076        16,201           N/A
    Net income                    N/A          N/A           4,359         3,224           N/A
                                =======       =======      =======        ========        ======


(1) The fourth quarter results of the Predecessor Company are through December 11, 1996 and include the $4.5 million write-down of certain machinery and equipment. (See Note 2). The Company's fourth quarter results are only for the period from December 12, 1996, to December 28, 1996, the period following the acquisition by C&A.


(2) Net income for the fourth quarter of 1994 was increased by $1.3 million relating to a change in JPS Automotive's method of compensating certain employees for vacation.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholder of
JPS Automotive Products Corp.:


We have audited the accompanying balance sheet of JPS Automotive Products Corp. (a Delaware corporation and subsidiary of JPS Automotive L.P.) as of December 28, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of JPS Automotive Products Corp. as of December 28, 1996, in conformity with generally accepted accounting principles.



                                                    ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
    March 10, 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholder of JPS AUTOMOTIVE PRODUCTS CORP.:


We have audited the accompanying balance sheet of JPS Automotive Products Corp. and subsidiaries (successor to JPS Auto, Inc. and subsidiaries and Synthetic Industrial Fabrics, a division of JPS Converter and Industrial Corp.) (collectively, "Products Corp.") as of December 31, 1995, and the related consolidated and combined statements of operations, owners' equity and cash flows for the period from June 29, 1994 to January 1, 1995, and the period from January 3, 1994 to June 28, 1994. These consolidated and combined financial statements are the responsibility of Products Corp.'s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Products Corp. as of December 31, 1995, and the consolidated and combined results of their operations and their cash flows for the period from June 29, 1994 to January 1, 1995, and the period from January 3, 1994 to June 28, 1994 in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.


Spartanburg, South Carolina
February 9, 1996

                 JPS AUTOMOTIVE PRODUCTS CORP. AND SUBSIDIARIES

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)













                                                    DECEMBER 28,   DECEMBER 31,
                                                        1996           1995



                                    ASSETS
CURRENT ASSETS - Cash                                          $1          $1
                                                             ====         ====
             LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES                                                    $0          $0

SHAREHOLDER'S EQUITY:

    Common stock, par value $0.01 per share;
       10,000,000 shares authorized,
       100 shares issued and outstanding                        0           0
    Additional paid-in capital                                  1           1
                                                             ----   ---------
           Total shareholder's equity                           1           1

                                                               $1          $1
                                                              =====  ===========




                   The accompanying notes to consolidated and
                      combined financial statements are an
                     integral part of these balance sheets.

                 JPS AUTOMOTIVE PRODUCTS CORP. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)




                                                            PREDECESSOR
                                                              COMPANY
                                            PERIOD FROM       PERIOD FROM
                                          JUNE 29, 1994,   JANUARY 3, 1994,
                                           TO JANUARY 1,   TO JUNE 28, 1994
                                               1995

NET SALES                                       $80,423          $180,317
COST OF GOODS SOLD                               64,347           152,316
                                              ------------   -------------
                 Gross profit                    16,076            28,001
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      5,994            10,410
ALLOCATED PARENT COMPANY CHARGES                      0             4,645
                                              -----------    ------------
                 Income from operations          10,082            12,946
INTEREST EXPENSE                                  5,480             1,605
OTHER INCOME (EXPENSE), NET                          30            (1,071)
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY       (173)              591
                                             -----------    --------------
                 Income before income taxes       4,459            10,861
INCOME TAX PROVISION                                100             4,019
                                            ----------        -----------
NET INCOME                                     $  4,359          $  6,842
                                              =========      ============



                   The accompanying notes to consolidated and
                      combined financial statements are an
                     integral part of these balance sheets.

                 JPS AUTOMOTIVE PRODUCTS CORP. AND SUBSIDIARIES

             CONSOLIDATED AND COMBINED STATEMENTS OF OWNERS' EQUITY
                             (DOLLARS IN THOUSANDS)





                                                                         COMBINED
                                                                       SHAREHOLDER'S  ADDITIONAL
                                                                            AND       PAID-IN     RETAINED
                                                     SHARES   AMOUNT    DIVISIONAL     CAPITAL    EARNINGS    TOTAL
                                                                          EQUITY

PREDECESSOR COMPANY:


   Balance, January 2, 1994                                               $91,956                               $91,956
      Net assets transferred to JPS Textile                               (30,238)                              (30,238)
      Net income                                                            6,842                                 6,842
   Balance, June 28, 1994                                              ---------                                -------
                                                                           68,560                                68,560
      Acquisition of assets from JPS Textile                              (68,560)                              (68,560)


THE COMPANY:
   Contributions by JPS Automotive L.P.                 1        $0             0       $90,001                  90,001
      Net income                                        0         0             0             0
                                                                                                       $4,359     4,359
      Transfer of assets and liabilities to JPS
        Automotive L.P.
                                                                                0       (90,000)       (4,359)  (94,359)
                                                      ------    -----   -------       --------       -------    -------
    Balance, January 1, 1995                            1        $0     $       0       $     1        $    0   $     1
                                                      =======   =====   ========     =========         ======   ========


                   The accompanying notes to consolidated and
                      combined financial statements are an
                     integral part of these balance sheets.

                 JPS AUTOMOTIVE PRODUCTS CORP. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)








                                                                                                        PREDECESSOR
                                                                                                          COMPANY
                                                                                     PERIOD FROM        PERIOD FROM
                                                                                      JUNE 29,          JANUARY 3,
                                                                                      1994, TO           1994, TO
                                                                                     JANUARY 1,        JUNE 28, 1994
                                                                                        1995

OPERATING ACTIVITIES:

   Net income                                                                          $ 4,359            $ 6,842

   Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation and amortization of property, plant and equipment                      2,230             5,397
      Amortization of intangible assets                                                   1,021                 0
      Interest accretion and debt issuance cost amortization                                216               157
      Deferred income taxes                                                               3,383              (226)
      Cumulative effect of accounting change                                                  0                 0
      Other, net                                                                            (44)            2,060
      Changes in operating assets and liabilities, net of acquisition:
        Accounts receivable                                                               1,944             4,605
        Inventories                                                                      (2,620)           (3,109)
        Accounts payable                                                                 (4,706)            6,576
        Other assets and liabilities                                                     (1,227)            9,851
                                                                                      ---------        ----------
              Net cash provided by operating activities                                   4,556            32,153
                                                                                      ---------       -----------
INVESTING ACTIVITIES:
   Capital expenditures                                                                  (3,376)          (17,575)
   Acquisition, net of cash acquired                                                   (270,646)                0
   Other                                                                                     12                 0
                                                                                     ----------         ----------
   Net cash used in investing activities                                               (274,010)          (17,575)
                                                                                     -----------      -----------
FINANCING ACTIVITIES:
   Net cash provided to JPS Textile                                                           0           (30,238)
   Revolving credit borrowings, net                                                         389            16,823
   Proceeds from long-term debt                                                         190,000                 0
   Repayment of long-term debt                                                             (336)             (449)
   Debt issuance costs                                                                   (7,041)                0
   Capital contributions from partners                                                   90,001                 0
   Distributions to minority interest                                                      (113)                0
   Transfer of net assets to JPS Automotive L.P.                                         (4,250)                0
                                                                                      ----------         ----------
              Net cash provided by (used in) financing activities                       268,650           (13,864)
                                                                                        --------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (804)              714
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            805                91
                                                                                      -----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $      1           $   805
                                                                                       ==========         ==========

                   The accompanying notes to consolidated and
                      combined financial statements are an
                     integral part of these balance sheets.

                 JPS AUTOMOTIVE PRODUCTS CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BASIS OF PRESENTATION:


JPS Automotive Products Corp. ("Products Corp.") operated in the industrial fabrics and products segment, including the design, manufacture and sale of carpet components and interior fabrics for passenger cars and light trucks and other specialty industrial fabrics.


Products Corp., a newly formed entity, was acquired by JPS Automotive L.P. ("JPS Automotive"), a partnership in which Foamex-JPS Automotive L.P. ("FJPS") owned a 99% limited partnership interest and JPSGP Inc. owned a 1% general partnership, for nominal consideration on May 25, 1994. FJPS and JPSGP Inc. are wholly owned subsidiaries of Foamex International Inc. ("Foamex"). On June 28, 1994, FJPS and JPSGP Inc. invested $90.0 million in JPS Automotive which, in turn, invested a like amount in Products Corp.


On June 28, 1994, Products Corp. acquired the assets of the automotive products and industrial fabrics divisions of JPS Textile Group, Inc. ("JPS Textile") (the "1994 Acquisition"). Effective October 3, 1994, Products Corp. transferred and assigned substantially all of its assets, subject to substantially all of its liabilities, to JPS Automotive, which agreed to assume such liabilities. Subsequently, Products Corp. did not have any operations and, accordingly, no statement of operations or cash flows has been presented for 1996 or 1995.


Prior to October 3, 1994, Products Corp. was the beneficial owner of an 80% interest in Cramerton Automotive Products, L.P. ("Cramerton"). Products Corp. owned a 79.5% limited partnership interest and, through Cramerton Management Corporation ("CMC"), beneficially owned a 0.5% general partnership interest. These interests were transferred to JPS Automotive on October 3, 1994.


On December 11, 1996, all of the outstanding equity of JPS Automotive was acquired from Foamex by Collins & Aikman Corporation ("C&A") through its subsidiaries (the "1996 Acquisition") (see Note 2).


The balance sheets as of December 28, 1996, and December 31, 1995, and the consolidated statements of operations, cash flows, and owners' equity for the period from June 29, 1994, to January 1, 1995, pertain to Products Corp. and its subsidiaries.


The accompanying combined financial statements for the periods from January 3, 1994, to June 28, 1994, include the combined individual operations of JPS Auto Inc. ("JPS Auto"), a wholly owned subsidiary of JPS Textile; Cramerton, a limited partnership joint venture formed on December 2, 1991, 80% owned by JPS Auto; and Synthetic Industrial Fabrics, a division of JPS Converter & Industrial Corp. ("C&I"), a wholly owned subsidiary of JPS Textile (collectively, the "Predecessor Company").

The Predecessor Company financial statements include an allocation of the expenses of JPS Textile. The Predecessor Company operated in the industrial fabrics and automotive products segment, including the design, manufacture and sale of carpet components and interior fabrics for passenger cars and light trucks and other specialty industrial fabrics. Significant intercompany transactions and accounts have been eliminated. The minority investor's proportionate share of net assets in Cramerton has been recorded as minority interest in the accompanying financial statements.



2.  JPS AUTOMOTIVE ACQUISITIONS:


THE 1994 ACQUISITION


On June 28, 1994, Products Corp. acquired the businesses and assets of the automotive products and industrial fabrics divisions of JPS Textile. The acquired assets included property, plant and equipment, inventories and certain contract rights, as well as certain stock and limited and general partnership interests in certain joint ventures. As part of the 1994 Acquisition, agreements were reached relating to the purchase of assets, the granting of a reciprocal easement, a provision for certain services, the supply of certain materials and the sharing of taxes. The 1994 Acquisition was made pursuant to the terms of an asset purchase agreement, dated as of May 25, 1994 (the "Asset Purchase Agreement"), by and among JPS Textile, JPS Auto, C&I, Products Corp. and Foamex. The aggregate consideration for the 1994 Acquisition was $287.3 million which includes acquisition costs of $8.0 million and the assumption of long-term debt of $15.6 million. The cost of the acquisition was allocated on the estimated basis of the fair value of the assets acquired and the liabilities assumed. The acquisition was funded by (i) the net proceeds from the sale by Products Corp. of $180.0 million in 11-1/8% senior notes due 2001 (the "Senior Notes"), (ii) $10.0 million in term loan borrowings by JPS Automotive, and (iii) $90.0 million in cash received by Products Corp. in the form of capital contributions. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $159.3 million and was being amortized using the straight-line method over 40 years.


THE 1996 ACQUISITION


As discussed in Note 1, on December 11, 1996, C&A, through its subsidiaries, acquired JPS Automotive, including its ownership interest in Products Corp., from Foamex pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996. The purchase price for the 1996 Acquisition was an aggregate of approximately $220 million, subject to postclosing adjustment, consisting of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million in cash paid to Foamex. The 1996 Acquisition has been accounted for as a purchase; however, adjustment was not required because the historical value of the assets and liabilities of Products Corp. reflected fair value at the time of the 1996 Acquisition.
                                      F-40

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


CONSOLIDATION


For the period from June 29, 1994, to October 3, 1994, the consolidated and combined financial statements included the accounts of Products Corp. and all subsidiaries that Products Corp. directly or indirectly controls, either through majority ownership or otherwise. Subsequent to October 3, 1994, the financial statements include the accounts of Products Corp. Minority interest represents the minority shareholder's proportionate share of the equity in certain of Products Corp.'s consolidated subsidiaries, primarily Cramerton as of January 2, 1994. Intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% controlled companies are accounted for on the equity method.


FISCAL YEAR


As a result of the 1996 Acquisition, Products Corp.'s fiscal year ends on the last Saturday of December. Prior to that time, Products Corp.'s fiscal year ended on the Sunday closest to the thirty-first day of December.


POSTEMPLOYMENT BENEFITS


Effective June 29, 1994, the Predecessor Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Under this method of accounting, benefits are accrued when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. Prior to June 29, 1994, the Predecessor Company recognized the cost of providing these benefits on a cash basis. Prior year financial statements have not been restated to reflect the changes in accounting principle relating to SFAS No. 112.


REVENUE RECOGNITION


Products Corp. recognizes revenue from product sales when it has shipped the goods or ownership has been transferred to the customer for goods to be held for future shipment at the customer's request. Products Corp. generally allows its customers the right of return only in the case of defective products. Products Corp. provides a reserve for estimated defective product costs at the time of the sale of the products. Net sales to three customers accounted for over 50% of total net sales for all periods presented.


RESEARCH AND DEVELOPMENT


Products Corp. incurred research and development costs of approximately $1.3 million for the period from June 29, 1994, to January 1, 1995, and the Predecessor Company incurred research and development costs of approximately $2.5 million for the period from January 3, 1994, to June 28, 1994.


INTEREST RATE SWAP AGREEMENT


The differential to be paid or received under an interest rate swap agreement will be recognized in the current period as interest rates change as an adjustment to interest and debt issuance expense. At December 28, 1996, there were no outstanding interest rate swap agreements.

INCOME TAXES


Income taxes were accounted for under the liability method, in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.


Income taxes for the Predecessor Company were also determined in accordance with SFAS No. 109. The operating results of the Predecessor Company were included in the consolidated income tax returns of JPS Textile. All state income tax payments were made by the Predecessor Company. The amounts reflected in the provision for income taxes are based on applicable federal and state statutory rates, adjusted for permanent differences between financial and taxable income. In effect, the income tax provision is computed on a separate return basis.



4.  LONG-TERM DEBT:


PREDECESSOR COMPANY DEBT


The subsidiaries of JPS Textile, including the Predecessor Company, were allocated borrowings under JPS Textile's $150.0 million senior credit facility. A pro-rata share of the total senior credit facility debt and the related accrued interest, debt issuance costs and interest expense was allocated to the Predecessor Company and included in the financial statements for the period presented based on ratios stated in the senior credit facility agreement. The Predecessor Company's portion of the senior credit facility was paid in full in connection with the 1994 Acquisition, and all of the Predecessor Company's obligations and guarantees associated with such debt were terminated.


The Predecessor Company and other subsidiaries of JPS Textile paid a fee of 1/2% per annum of the average unused line of credit. All senior borrowings bore interest at either of two rates selected by JPS Textile: a base rate (as defined) plus 1-1/2% per annum (7.5% at January 2, 1994) or at the Eurodollar rate (as defined) plus 3.0% per annum (6.25% at January 2, 1994).


In June 1993, Cramerton entered into a revised financing agreement with a bank, which provided for a $10.0 million revolving line of credit. Interest on the borrowings were at a rate based on any one of four rate options selected by Cramerton. At January 2, 1994, borrowings were subject to the floating CD rate plus 1.85% which was 5-3/8%. In addition, Cramerton paid a 3/8% fee on the unused portion of the revolving line of credit.



5.  EMPLOYEE BENEFIT PLANS:


PREDECESSOR COMPANY PLANS


The Predecessor Company participated in defined benefit pension, 401(k) savings and other postretirement benefit plans sponsored by JPS Textile.

Substantially all of the Predecessor Company's employees were covered by defined benefit pension plans sponsored by the Predecessor Company and JPS Textile. The plans provided pension benefits that were based on the employees' average compensation for the applicable computation period and years of credited service. JPS Textile's policy was to fund the annual contribution required by applicable laws. During the period January 3, 1994, to June 28, 1994, JPS Textile charged the Predecessor Company pension costs, based on actuarial valuations, of approximately $0.3 million. The assets and liabilities associated with the Predecessor Company's plans for nonunion employees and retirees as of the date of the 1994 Acquisition were retained by JPS Textile.


The Predecessor Company also participated in JPS Textile's salaried employees' savings, investment and profit-sharing plan which was available to employees meeting eligibility requirements. The plan was a tax qualified plan under
Section 401(k) of the Internal Revenue Code. The Predecessor Company made a matching contribution of 25% of each participant's contribution with a maximum matching contribution of 1-1/2% of each participant's base compensation. The Predecessor Company's contributions were approximately $0.1 million for the period from January 3, 1994, to June 28, 1994. Assets and liabilities associated with the Predecessor Company's employees and retirees as of the date of the 1994 Acquisition have been transferred to the 401(k) plan currently maintained by JPS Automotive.


POSTRETIREMENT BENEFITS


Products Corp. provided postretirement health care and life insurance for eligible employees. These plans were unfunded, and the Predecessor Company retained the right, subject to existing agreements, to modify or eliminate these benefits.


The net postretirement benefit cost amounted to approximately $0.1 million for each of the periods ended June 29, 1994, to January 1, 1995, and January 3, 1994, to June 28, 1994.


POSTEMPLOYMENT BENEFITS


Products Corp. provided certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. On June 29, 1994, Products Corp. adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits." Prior to June 29, 1994, postemployment benefit expenses were recognized primarily as they were paid. Products Corp.'s adoption of SFAS No. 112 did not have a significant impact on the consolidated statements of operations.


LONG-TERM INCENTIVE PLAN


JPS Textile and the Predecessor Company had a long-term incentive plan (the Incentive Plan) for certain of its key executives. The Incentive Plan provided for payments to participants based on the achievement of specified levels of cumulative operating earnings for the three years ending in 1994. The policy was to accrue the cost of the Incentive Plan as actual earnings occur if the earnings for the three-year period were expected to reach the specified levels. As of January 2, 1994, $1.4 million was accrued for the Incentive Plan. The Incentive Plan and any related liabilities were not assumed in connection with the 1994 Acquisition.

6.  INCOME TAXES:


The provision (benefit) for income taxes includes the following (in thousands):


                                                       PREDECESSOR
                                                         COMPANY
                                PERIOD FROM             PERIOD FROM
                              JUNE 29, 1994,         JANUARY 3, 1994,
                               TO JANUARY 1,         TO JUNE 28, 1994
                                   1995

Federal:

    Current                     $    0                    $3,798
    Deferred                         0                      (95)
                                 -------             -----------
                                     0                    3,703
                                 ------               ----------
State:

    Current                        100                      324
    Deferred                         0                       (8)
                                ------------              ------
                                   100                      316
                                -----------             --------
                                  $100                   $4,019
                                ==========             =========

A reconciliation of the statutory federal income tax to the effective income tax is as follows (in thousands):



                                                                                 PREDECESSOR
                                                                                   COMPANY
                                                         PERIOD FROM             PERIOD FROM
                                                       JUNE 29, 1994,         JANUARY 3, 1994,
                                                        TO JANUARY 1,         TO JUNE 28, 1994
                                                            1995
Statutory income tax                                         $1,516                  $3,801
State income tax, net of federal benefit                         66                     316
Benefit associated with transfer of net assets to
    JPS Automotive L.P.                                      (1,482)                      0
Other                                                             0                     (98)
                                                             -------                 -------
                                                             $  100                  $4,019
                                                             ========                =======

7.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES


Products Corp. was obligated under noncancelable lease agreements for the rental of facilities, machinery and computer equipment. Rental expense charged to operations under operating leases approximated $0.5 million for the period from June 29, 1994, to January 1, 1995, and by the Predecessor Company approximated $0.9 million for the period from January 3, 1994, to June 28, 1994. Substantially all such rental expense represented the minimum rental payments under operating leases.
                                     F-44

CO-OBLIGOR


Products Corp. is the co-obligor (and co-registrant) for the Senior Notes and borrowings under the JPS Automotive Credit Agreement. As a result of the 1996 Acquisition, the JPS Automotive Credit Agreement was repaid and terminated.


11-1/8% SENIOR NOTES (SENIOR NOTES)


The Senior Notes were issued on June 28, 1994. Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing on December 15, 1994. The Senior Notes mature on June 15, 2001.


As discussed in Note 2, at the time of the 1996 Acquisition, $180 million principal amount of the Senior Notes were outstanding. Of this amount, $68 million had been purchased by C&A prior to the 1996 Acquisition on the open market and were subsequently retired.


JPS Automotive is not required to make mandatory redemption or sinking fund payments except in the case of certain asset sales or a change of control (as defined in the indenture for the Senior Notes). In addition, the Senior Notes are not subject to optional redemption, except in connection with certain public offerings of common stock or following a change of control (as so defined). The 1996 Acquisition resulted in a change of control which, under the terms of the indenture for the Senior Notes, gave holders of the Senior Notes the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of Senior Notes were so put to JPS Automotive and then repurchased on March 10, 1997.


The Senior Notes rank senior in right of payment to all existing or future subordinated indebtedness of JPS Automotive and on an equal basis in right of payment with all existing or future senior indebtedness of JPS Automotive.

8.  RELATED-PARTY TRANSACTIONS AND ALLOCATIONS:


PRODUCTS CORP.


In connection with the 1994 Acquisition, Products Corp. entered into a supply agreement (the "Supply Agreement") and a services agreement (the "Services Agreement") with Foamex. Pursuant to the terms of the Supply Agreement, at the option of Products Corp., Foamex would purchase certain raw materials which were necessary for the manufacture of Products Corp.'s products, and resell such materials to Products Corp. at a price equal to net cost plus reasonable out-of-pocket expenses. During the period June 29, 1994, to January 1, 1995, Products Corp. did not purchase raw materials from Foamex. Pursuant to the terms of the Services Agreement, Foamex would supply Products Corp. with certain managerial services on an as-needed basis. Products Corp. would pay Foamex and its affiliates' costs, plus allocated overhead, for the services provided pursuant to the Services Agreement. During the period June 29, 1994, to January 1, 1995, Products Corp. did not incur significant costs under the Services Agreement. At the time of the 1996 Acquisition, Foamex assigned to Collins & Aikman Products Co., a subsidiary of C&A, the Services Agreement.


PREDECESSOR COMPANY


The accompanying Predecessor Company combined statement of operations includes an allocation of JPS Textile's expenses, "allocated parent company charges," to the Predecessor Company. These expenses include compensation and benefits relating to JPS Textile's corporate management personnel, management fees incurred by JPS Textile under certain agreements with JPS Textile's shareholders, occupancy costs and depreciation and amortization attributable to JPS Textile's corporate offices and legal, accounting and other professional services fees. Parent company expenses not directly attributable to any one of JPS Textile's subsidiaries have been allocated to the Predecessor Company based principally on relative sales levels which, in management's opinion, is a reasonable method of allocation. The Predecessor Company estimates that, on a stand-alone basis, such expenses would have been $0.4 million annually and would have been attributable solely to legal, accounting and other professional services.


The operations of the Predecessor Company were a part of JPS Textile's centralized cash management system. Under this system, cash received from the Predecessor Company's operations was transferred to JPS Textile's centralized cash accounts and cash disbursements were funded from these centralized cash accounts.


A Products Corp. manufacturing facility was structurally connected to a JPS Textile facility. However, the operations were substantially separate, and the accompanying financial statements reflect the Predecessor Company's assets and the costs associated with its portion of the facility. Cost of goods sold includes net purchases of materials and manufacturing services from JPS Textile of approximately $1.6 million for the period from January 3, 1994, to June 28, 1994.


Selling, general and administrative expenses include amounts charged to the Predecessor Company by JPS Textile for various services and common warehousing, net of amounts charged to JPS Textile for certain warehousing costs. Such net charges were based on usage or other methods which management believes to be reasonable and amounted to approximately $0.6 million for the period from January 3, 1994, to June 28, 1994.
                                      F-46

The Predecessor Company sold to other entities of JPS Textile certain products of approximately $1.8 million for the period from January 3, 1994, to June 28, 1994.


CRAMERTON


Commencing October 31, 1993, Seiren U.S.A. Corporation ("Seiren U.S.A.") was paid marketing assistance fees annually under the terms of an agreement with Cramerton. These fees were equal to 1% of the first $30.0 million of Cramerton's sales of bodycloth material to Japanese automakers with U.S. assembly operations and 1-1/2% of such sales exceeding $30.0 million. These fees amounted to $0.1 million for the period from June 29, 1994, to January 1, 1995.


Cramerton incurred costs with Seiren Co., Ltd., parent company of Seiren U.S.A., and Seiren U.S.A. approximating $0.5 million for the period from January 3, 1994, to June 28, 1994, pursuant to agreements with these companies for the provision to Cramerton of consulting services, technical personnel, fabric and processing.



9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):


                                                                PREDECESSOR
                                                                  COMPANY
                                                 PERIOD FROM    PERIOD FROM
                                               JUNE 29, 1994,   JANUARY 3, 1994,
                                                TO JANUARY 1,  TO JUNE 28, 1994
                                                    1995

Cash paid for interest                               $5,021         $1,355
Cash paid for income taxes                               50          4,122
                                                 ===========  ==============



10.  QUARTERLY FINANCIAL DATA (UNAUDITED):

The quarterly financial data of Products Corp. subsequent to its initial public offering of the Senior Notes in June 1994 is as follows (in thousands):


                                                 1994
                                           THIRD     FOURTH
                                          QUARTER     QUARTER

Net sales                                  $80,423        $0
Gross profit                                16,076         0
Net income                                   4,359         0
                                          ========   =======

                               JPS AUTOMOTIVE L.P.

                          JPS AUTOMOTIVE PRODUCTS CORP.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE






                                                                            PAGE


Index to Financial Statement Schedule                                        S-1


Schedule II - Valuation and Qualifying Accounts - JPS Automotive L.P.        S-2


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)







                                                             BALANCE    CHARGED TO   CHARGED TO                 BALANCE AT
                                                                 AT     COSTS AND       OTHER                     END OF
                                                            BEGINNING   EXPENSES    ACCOUNTS (1)  DEDUCTIONS (2)  PERIOD
                                                            OF PERIOD

Period from December 12, 1996, to
     December 28, 1996:
      Allowances for doubtful accounts                       $ 4,239    $   138       $     0       $     0    $ 4,377
      Claims, returns and other allowances                     1,640        100             0             0      1,740
                                                             -------    -------       -------       -------    -------
                                                             $ 5,879    $   238       $     0       $     0    $ 6,117
                                                             =======    =======       =======       =======    =======
Period from January 1, 1996, to
     December 11, 1996:
     Allowances for doubtful accounts                        $ 4,582    $  (335)      $     0       $    (8)   $ 4,239
     Claims, returns and other allowances                      1,706         (3)            0           (63)     1,640
                                                             -------    -------       -------       -------    -------
                                                             $ 6,288    $  (338)      $     0       $   (71)   $ 5,879
                                                             =======    =======       =======       =======    =======

Year ended December 31, 1995:
   Allowances for doubtful accounts                          $ 1,195    $ 2,173(3)    $ 1,214(4)    $     0    $ 4,582
   Claims, returns and other allowances                        2,388          0          (682)            0      1,706
                                                             -------    -------       -------       -------    -------
                                                             $ 3,583    $ 2,173       $   532       $     0    $ 6,288
                                                             =======    =======       =======       =======    =======

Period from June 29, 1994, to
    January 1, 1995:

   Allowances for doubtful accounts                          $   989    $   234       $     0       $   (28)   $ 1,195
   Claims, returns and other allowances                        1,607          0           781             0      2,388
                                                             -------    -------       -------       -------    -------
                                                             $ 2,596    $   234       $   781       $   (28)   $ 3,583
                                                             ========    ========== ==========    =========     =========

Period from January 3, 1994, to
    June 28, 1994

   Allowances for doubtful accounts                          $    57    $   141       $   820(5)    $   (29)   $   989
   Claims, returns and other allowances                        1,168          0           439             0      1,607
                                                             -------    -------       -------       -------    -------
                                                             $ 1,225    $   141       $ 1,259       $   (29)   $ 2,596
                                                            ========   ==========   ==========      ========= =========


(1)  Change in various reserves charged to net sales.


(2)  Uncollected receivables written off, net of recoveries.


(3) For the year ended December 31, 1995, approximately $2.0 million of the amount relates to the Mexican joint venture and is included in cost of goods sold.


(4) For the year ended December 31, 1995, approximately $1.1 million of the amount was reclassified from related allowance accounts on the opening balance sheet of JPS Automotive.


(5) Represents allowance for doubtful accounts recorded in connection with the 1994 Acquisition.