Form 10-Q
period 1997-03-29
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 1997-05-16
CIK 924902, 919233

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 29, 1997

             |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the transition period from _______ to ________

                   Commission File Number 33-75510-01; 1-12944

                               JPS AUTOMOTIVE L.P.
                          JPS AUTOMOTIVE PRODUCTS CORP.

(State or other Jurisdiction of                    (IRS Employer Identification
 incorporation or Organization)                                 No. 57-1060375
Delaware                                                        No. 57-0993690)
Delaware

                              701 McCullough Drive
                               Charlotte, NC 28262
                            Telephone (704) 547-8500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

JPS Automotive L.P. and JPS Automotive Products Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

As of May 14, 1997, the number of outstanding shares of JPS Automotive Products Corp. common stock was 100.

PART  I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

                                                           Predecessor
                                                             Company
                                                             -------
                                               Quarter        Quarter
                                                Ended          Ended
                                               March 29,     March 31,
                                                 1997          1996
                                              --------       -------
Net sales ..................................  $ 74,716       $74,919
Cost of goods sold .........................    64,970        62,430
                                              --------       -------
Gross profit ...............................     9,746        12,489
Selling, general and administrative expenses     5,388         5,367
                                              --------       -------
Income from operations .....................     4,358         7,122
Interest expense ...........................     3,195         5,392
Other (income) expense, net ................        (5)            7
Minority interest expense ..................      --             302
                                              --------       -------
Income before income taxes .................     1,168         1,421
Income tax provision .......................       614           110
                                              --------       -------
Net income .................................  $    554       $ 1,311
                                              ========       =======
See accompanying notes

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                   (Unaudited)
                                                     March 29,   December 28,
                              ASSETS                   1997         1996
                                                     --------    ------------

Current assets:
   Cash and cash equivalents                         $  4,388    $    200
   Accounts receivable, net .......................    37,132      36,288
   Inventories ....................................    25,810      22,502
   Other current assets ...........................     9,524      10,067
                                                     --------    --------
     Total current assets .........................    76,854      69,057
                                                     --------    --------
Property, plant and equipment, net ................    85,498      85,764
Goodwill, net .....................................   125,204     126,206
Other assets ......................................    10,412      10,878
                                                     --------    --------
                                                     $297,968    $291,905
                                                     ========    ========

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt ..............  $    600    $    625
   Accounts payable ...............................    16,675      15,042
   Accrued expenses ...............................    25,280      22,838
                                                     --------    --------
     Total current liabilities ....................    42,555      38,505
                                                     --------    --------
Long-term debt ....................................   113,065     117,556
Other liabilities .................................    12,819      13,319
Commitments and contingencies .....................

Owners' equity:
   General partner ................................    48,073      48,073
   Limited partner ................................    81,456      74,452
                                                     --------    --------
       Total owners' equity .......................   129,529     122,525
                                                     --------    --------
                                                     $297,968    $291,905
                                                     ========    ========

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (in thousands)

                                                                                   Predecessor
                                                                                     Company
                                                                                     -------
                                                                       Quarter        Quarter
                                                                        Ended          Ended
                                                                       March 29,     March 31,
                                                                         1997          1996
                                                                      --------       -------
OPERATING ACTIVITIES
Net income ..........................................................  $   554       $ 1,311
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..................................    2,859         3,904
     Interest accretion and debt issuance cost
       amortization .................................................      (98)          294
     Other, net .....................................................     --              28
     Changes in operating assets and liabilities ....................      204           545
                                                                       -------       -------
       Net cash provided by operating activities ....................    3,519         6,082
                                                                       -------       -------

INVESTING ACTIVITIES
Capital expenditures ................................................   (1,682)       (1,674)
                                                                       -------       -------
       Net cash used in investing activities ........................   (1,682)       (1,674)
                                                                       -------       -------
FINANCING ACTIVITIES
Repayments of revolving loans .......................................     --          (3,466)
Repayment of long-term debt .........................................   (4,099)         (158)
Capital contributions from partners .................................    6,450          --
                                                                       -------       -------
       Net cash provided by (used in) financing activities ..........    2,351        (3,624)
                                                                       -------       -------
Net increase in cash and cash equivalents ...........................    4,188           784
Cash and cash equivalents at beginning of period ....................      200         2,840
                                                                       -------       -------
Cash and cash equivalents at end of period ..........................  $ 4,388       $ 3,624
                                                                      ========      ========

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Condensed Consolidated Financial Statements

         The condensed consolidated financial statements include the accounts of JPS Automotive L.P. and its subsidiaries ("JPS Automotive"). In the opinion of management of JPS Automotive, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in JPS Automotive's Transition Report on Form 10-K for the transition period from January 1, 1996 to December 28, 1996.

The 1996 Acquisition

         On December 11, 1996, Collins & Aikman Corporation ("C&A"), through its subsidiaries, acquired JPS Automotive from Foamex International Inc. ("Foamex") pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996 (the "1996 Acquisition"). The purchase price for the 1996 Acquisition was an aggregate of approximately $220 million, subject to postclosing adjustment, consisting of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million in cash paid to Foamex.

         In the 1996 Acquisition, Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of C&A, acquired a .9999% limited partnership interest in JPS Automotive from Foamex and a 99% limited partnership interest in JPS Automotive from Foamex - JPS Automotive L.P. ("FJPS"). PACJ, Inc., a wholly owned subsidiary of C&A Products, acquired a .0001% general partnership interest in JPS Automotive from JPSGP Inc. ("JPSGP"). Accordingly, 100% of the partnership interests in JPS Automotive are owned by PACJ, Inc. and C&A Products, which are, respectively, indirect and direct wholly owned subsidiaries of C&A.

         In addition, on December 11, 1996, C&A Products purchased from Seiren Co. Ltd. and its affiliates for $10 million, the 20% minority interest in Cramerton Automotive Products, L.P. ("Cramerton") not held by JPS Automotive. JPS Automotive subsequently acquired the 20% minority interest previously held by the Seiren entities.

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

The 1994 Acquisition

         JPS Automotive L.P. was formed on May 17, 1994 (JPS Automotive L.P., as it existed prior to the 1996 Acquisition being hereinafter referred to as the "Predecessor Company"), for the purpose of acquiring a 100% ownership interest in JPS Automotive Products Corp. ("Products Corp."), which was purchased for nominal consideration on May 25, 1994. On June 28, 1994, FJPS and JPSGP, the owners of a 99% limited partnership interest and a 1% general partnership interest in the Predecessor Company, respectively, made capital contributions of approximately $90.0 million to the Predecessor Company which, in turn, made a capital contribution of approximately $90.0 million to Products Corp. FJPS and JPSGP were indirect wholly owned subsidiaries of Foamex.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

2.       Inventories:

         The components of inventories consist of:

                                           March 29,         December 28,
                                              1997              1996
                                          ----------         -----------
            Raw materials and supplies    $    6,452         $   6,185
            Work-in-process                   11,146            10,199
            Finished goods                     8,212             6,118
                                          ----------         ----------
                     Total                $   25,810         $   22,502
                                          ==========         ==========



3.       Goodwill:

         Goodwill, representing the excess of purchase price over the fair value of net assets acquired in the 1996 Acquisition, is being amortized on a straight-line basis over the period of forty years. Amortization of goodwill for the first quarter of 1997 was $.8 million. Accumulated amortization at March 29, 1997 was $.9 million. The carrying value of goodwill will be reviewed periodically based on the nondiscounted cash flows and pretax income over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, JPS Automotive's carrying value of the goodwill will be reduced. At March 29, 1997, JPS Automotive believes its goodwill of $125.2 million was fully recoverable.

4.       Facility Closing Costs:

         In connection with the 1996 Acquisition, C&A has developed preliminary plans for JPS Automotive to rationalize certain manufacturing locations, as well as marketing and administrative functions. These plans have not been finalized. Costs accrued at December 28, 1996, for the shutdown of facilities and severance and other personnel costs were $2.2 million and $7.0 million, respectively. During the first quarter of 1997, JPS Automotive expended approximately $.6 million for severance and other personnel costs.

5.       Related Party Transactions

         At March 29, 1997, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interest in JPS Automotive, as security for debt of C&A Products totaling $458.0 million. C&A Products currently provides general administrative services to JPS Automotive pursuant to a preexisting Services Agreement assigned to C&A Products by Foamex (the "Existing Services Agreement"). In addition, in connection with the 1996 Acquisition, C&A has developed preliminary plans for JPS Automotive to rationalize certain manufacturing locations as well as marketing and administrative functions. In effecting these plans, C&A and its affiliates currently contemplate entering into certain arrangements with JPS Automotive and its affiliates, including (i) the provision by C&A Products pursuant to the Existing Services Agreement of certain administrative and management functions previously conducted by JPS Automotive, (ii) the provision by C&A Products of certain marketing and program management functions to JPS Automotive, (iii) the purchase from

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

and the sale to C&A Products of certain manufacturing assets, (iv) the transfer of certain automotive programs, or manufacturing responsibility for them, from JPS Automotive and Cramerton to C&A Products and its subsidiaries and from C&A Products to JPS Automotive and (v) a guarantee by C&A Products in favor of JPS Automotive of the value to be received by JPS Automotive for certain idled assets of JPS Automotive.

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

         For the quarter ended March 29, 1997, JPS Automotive was charged $1.3 million by C&A Products for certain administrative and management services in accordance with the Existing Services Agreement. No amounts were paid or accrued by JPS Automotive for any other current or proposed agreements during the first quarter of 1997.

Predecessor Company

         The Predecessor Company regularly entered into transactions with its affiliates in the ordinary course of business.

         JPS Automotive had a supply agreement (the "Supply Agreement") with Foamex. Pursuant to the terms of the Supply Agreement, at the option of JPS Automotive, Foamex purchased certain raw materials which are necessary for the manufacture of JPS Automotive's products, and would resell such raw materials to JPS Automotive at a price equal to net cost plus reasonable out of pocket expenses. During the quarter ended March 31, 1996, JPS Automotive purchased approximately $22.4 million of raw materials under the Supply Agreement.

6.       Commitments and Contingencies:

         See "PART II - OTHER INFORMATION, Item 1. Legal Proceedings." The ultimate outcome of the legal proceedings to which JPS Automotive is a party will not, in the opinion of JPS Automotive's management based on the facts presently known to it, have a material adverse effect on the consolidated financial condition or result of operations of JPS Automotive.

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

         Although not named as a potentially responsible party for any environmentally contaminated sites, JPS Automotive has accrued environmental costs at March 29, 1997, of $4.7 million, $.7 million of which is included in current liabilities.

         Although it is possible that new information or future events could require JPS Automotive to reassess its potential exposure relating to pending environmental matters, management believes that, based on the

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A Wholly-Owned Subsidiary of JPS Automotive L.P.)
                                 BALANCE SHEETS

                                                    (Unaudited)
                                                      March 29,     December 28,
                                                        1997            1996
                                                    -----------     -----------
                                                             (in thousands)
                          ASSETS

Current Assets - Cash.............................  $         1    $         1
                                                    ===========    ===========

           LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities ......................................  $    -         $     -
                                                    -----------    -----------
Shareholder's equity:
     Common stock, par value $0.01 per share;
         10,000,000 shares authorized,
         100 shares issued and outstanding........       -               -
     Additional paid-in capital...................  $         1    $         1
                                                    -----------    -----------

         Total shareholder's equity...............            1              1
                                                    -----------    -----------
                                                    $         1    $         1
                                                    ===========    ===========

See accompanying notes.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A Wholly-Owned Subsidiary of JPS Automotive L.P.)
                       NOTE TO BALANCE SHEETS (Unaudited)

1.       Commitments and Contingencies

JPS Automotive Products Corp. ("Products Corp.") is a joint obligor (and co-registrant) with JPS Automotive L.P. of 11 1/8% senior notes due 2001 with an outstanding principal balance of $108.1 million as of March 29, 1997.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pursuant to General Instruction H(2)(a) to Form 10-Q, the following discussion is a management's narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.

         JPS Automotive manufactures and supplies textiles and specialty textile products for passenger car and light truck production in North America. On June 28, 1994, JPS Automotive acquired the assets of the automotive products and industrial fabrics divisions of JPS Textile in the 1994 Acquisition. On December 11, 1996, C&A, through its subsidiaries, acquired JPS Automotive from Foamex in the 1996 Acquisition. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of JPS Automotive and Products Corp. included in this report.

         The consolidated balance sheets as of March 29, 1997 and December 28, 1996, and the consolidated statements of operations and cash flows for the quarter ended March 29, 1997, pertain to JPS Automotive. The consolidated statements of operations and cash flows for the quarter ended March 31, 1996, pertain to the Predecessor Company.

         The offering of the JPS Automotive Senior Notes in connection with the 1994 Acquisition substantially increased the overall debt level and interest expense of JPS Automotive for periods after the 1994 Acquisition. In addition, Foamex and its affiliates provided JPS Automotive with certain legal, accounting, auditing and other administrative services pursuant to the terms of a services agreement between Foamex and its affiliates and JPS Automotive (the "Existing Services Agreement"). The Existing Services Agreement was transferred to and assumed by C&A in connection with the 1996 Acquisition. In addition, C&A is expected to provide a greater level of services than were provided by Foamex. Therefore, historical amounts for selling, general and administrative expenses may not be directly comparable to amounts reported by JPS Automotive after the 1996 Acquisition.

QUARTER ENDED MARCH 29, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996.

CONSOLIDATED RESULTS OF OPERATIONS

         Net sales for the first quarter of 1997 were $74.7 million as compared to $74.9 million in the first quarter of 1996. The $0.2 million decrease in net sales was primarily due to reduced production in the first quarter of 1997 of the automobile and light truck builds which JPS Automotive supplies, partially offset by increased sales of airbag restraint system fabric and specialty industrial fabrics. First quarter 1996 sales were negatively impacted by the General Motors Corporation strike in March 1996, which is estimated to have decreased net sales by approximately $4.0 million.

         Gross profit as a percentage of net sales decreased to 13.0% for the first quarter of 1997 from 16.7% in the comparable quarter of 1996 primarily due to a shift towards lower margin automobile and light truck programs that began in the second half of 1996 and continued through the first quarter of 1997.

         Selling, general and administrative expenses remained at $5.4 million for the first quarter of 1997, unchanged from the comparable quarter of 1996.

         Interest and debt issuance expense decreased to $3.2 million for the first quarter of 1997 from $5.4 million in the comparable quarter of 1996 primarily due to the lower overall outstanding debt levels following the 1996 Acquisition. In connection with the 1996 Acquisition, JPS Automotive's revolving facilities were repaid and terminated and $68.0 million in Senior Notes were retired.

         Other (income) expense, net in the first quarter of fiscal 1997 and 1996 related to sales of fixed assets.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)

         Minority interest expense of $.3 million in the first quarter of fiscal 1996 related to the minority ownership interest in Cramerton. In connection with the 1996 Acquisition, this minority interest was acquired by C&A Products, and Cramerton is now 100% owned by JPS Automotive.

         Income tax provision for the first quarter of 1997 increased to $.6 million from $.1 million in the first quarter of 1996 which resulted from the utilization of deferred tax assets recorded in connection with the 1996 Acquisition.

         Net income decreased to $.6 million for the first quarter of 1997 from $1.3 million in the comparable period in 1996 primarily due to the reasons cited above.

Liquidity and Capital  Resources

         JPS Automotive's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on its outstanding indebtedness and capital expenditures. JPS Automotive believes the cash flow from operating activities, cash on hand and periodic capital contributions and borrowings, if necessary, will be adequate to meet operating cash requirements. For a discussion of certain arrangements between C&A Products and JPS Automotive, see Note 5 to the Notes to JPS Automotive's Condensed Consolidated Financial Statements.

Safe Harbor Statement

         This Form 10-Q contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer taste, dependence on significant automotive customers, changes in the popularity of particular car models, the loss of programs on particular car models and the level of competition in the automotive supply industry, as well as factors more specific to JPS Automotive, such as the substantial leverage of JPS Automotive and limitations imposed by the Senior Notes. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see JPS Automotive's Transition Report on Form 10-K for the transition period from January 1, 1996 to December 28, 1996, including without limitation, "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes to Condensed Consolidated Financial Statements contained therein, and see also JPS Automotive's other filings with the Securities and Exchange Commission.

Item 3:        Quantitative and Qualitative Disclosures About Market Risk.

               Omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

               There have been no material developments in legal proceedings involving JPS Automotive or its subsidiaries since those reported, if any, in JPS Automotive's Transition Report on Form 10-K for the transition period from January 1, 1996 to December 28, 1996.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)   Exhibits.

3.1 Certificate of Incorporation of Products Corp. is hereby incorporated by reference to Exhibit 3.1 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

3.2      By-laws of Products Corp. are hereby incorporated by reference to
         Exhibit 3.2 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

3.3 Certificate of Limited Partnership of JPS Automotive is hereby incorporated by reference to Exhibit 3.3 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

3.4 First Amended and Restated Agreement of Limited Partnership of JPS Automotive, dated as of June 27, 1994, is hereby incorporated by reference to Exhibit 3.4 of the Form 10-K of JPS Automotive and Products Corp. for fiscal 1994.

3.5 Certificate of Amendment of Certificate of Limited Partnership of JPS Automotive dated December 11, 1996 is hereby incorporated by reference to Exhibit 3.5 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

3.6 First Amendment to First Amended and Restated Agreement of Limited Partnership of JPS Automotive dated as of December 11, 1996 is hereby incorporated by reference to Exhibit 3.6 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

3.7 Second Amendment to First Amended and Restated Agreement of Limited Partnership of JPS Automotive dated as of December 11, 1996, is hereby incorporated by reference to Exhibit 3.7 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

4.1 Indenture, between Products Corp. and Shawmut Connecticut, as Trustee, relating to $180,000,000 principal amount of 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"), including form of the JPS Automotive Senior Note is hereby incorporated by reference to Exhibit
         4.2 of Products Corp.'s Registration Statement on Form S-1, Registration No.
         33-75510.

4.2 First Supplemental Indenture, dated as of October 5, 1994, between Products Corp., JPS Automotive and Shawmut Connecticut, as Trustee, relating to the JPS Automotive Senior Notes is hereby incorporated by reference to Exhibit 4.48A of Form 10-Q of JPS Automotive and Products Corp. for the fiscal quarter ended October 2, 1994.

         Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Registrants hereby agree to furnish a copy of any such instrument to the Commission upon request.

10.1 Services Agreement, by and between JPS Automotive and Foamex International is hereby incorporated by reference to Exhibit 10.2 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

10.2 Dunean Reciprocal Easement Agreement by and between JPS Automotive and JPS Textile is incorporated by reference to Exhibit 10.4 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

10.3 Supply Agreement, by and among Foamex International and certain of its affiliates and JPS Automotive is incorporated by reference to Exhibit
         10.8 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

10.4 Tax-sharing Agreement, by and among JPS Automotive and its partners is incorporated by reference to Exhibit 10.9 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

10.5 Amended and Restated Agreement of Limited Partnership of Cramerton Automotive Products, L.P., dated as of December 2, 1994, is incorporated by reference to Exhibit 10.13 of Product Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

10.6 First Amendment to Amended and Restated Agreement of Limited Partnership of Cramerton Automotive Products, L.P., dated as of June 28, 1994, is hereby incorporated by reference to Exhibit 10.85 of the Form 10-K of Foamex International Inc. for fiscal 1994.

10.7 Second Amendment to Amended and Restated Agreement of Limited Partnership of Cramerton Automotive Products, L.P., dated as of October 5, 1994, is hereby incorporated by reference to Exhibit 10.86 of the Form 10-K of Foamex International Inc.
         for fiscal 1994.

 10.8 Third Amendment to the Amended and Restated Agreement of Limited Partnership of Cramerton Automotive Products, L.P., dated as of December 11, 1996, is hereby incorporated by reference to Exhibit 10.8 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.9 Certificate of Amendment of Certificate of Limited Partnership of Cramerton dated December 12, 1996, is hereby incorporated by reference to Exhibit 10.9 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.10 Assignment dated as of December 11, 1996, from Foamex to C&A Products relating to Services Agreement, is hereby incorporated by reference to
         Exhibit 10.10 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.11 Assignment dated as of December 11, 1996, from Foamex-JPS Automotive L.P. to C&A Products relating to Tax-Sharing Agreement, is hereby incorporated by reference to Exhibit 10.11 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.12 Assignment dated as of December 11, 1996, from JPSGP, Inc. to C&A Products relating to Tax-Sharing Agreement, is hereby incorporated by reference to Exhibit 10.12 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.13 Assignment dated as of December 11, 1996, from Foamex to C&A Products relating to Supply Agreement, is hereby incorporated by reference to
         Exhibit 10.13 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.14 Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS Automotive L.P. and Collins & Aikman Products Co. dated August 28, 1996, is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 27, 1996.

10.15 Amendment No. 1 to Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS Automotive L.P., Foamex International Inc. and Collins & Aikman Products Co. dated as of December 11, 1996, is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation's Current Report on Form 8-K dated December 10, 1996.

10.27    Financial Data Schedules

----------

(b) During the quarter for which this Report on Form 10-Q is filed, Products Corp. and/or JPS Automotive filed a Report on Form 8-K dated January 8, 1997, reporting under Item 4 thereof a change in the Registrants' certifying accountant. No financial statements were filed with such Report on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 14th day of May, 1997.

                                                   JPS AUTOMOTIVE L.P.
                                            By:    PACJ, Inc.
                                                   General Partner


                                            By:    /s/  J. Michael Stepp
                                                   ----------------------------
                                                   J. Michael Stepp
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                                   JPS AUTOMOTIVE PRODUCTS CORP.


                                            By:    /s/  J. Michael Stepp
                                                   ----------------------------
                                                   J. Michael Stepp
                                                   Executive Vice President and
                                                   Chief Financial Officer