Form 10-Q
period 1997-06-28
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 1997-08-15
CIK 924902, 919233

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

               X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the quarter ended June 28, 1997

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           For the transition period from ____________ to ___________

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____ .

JPS Automotive L.P. and JPS Automotive Products Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

As of August 14, 1997, the number of outstanding shares of JPS Automotive Products Corp. common stock was 100.

PART  I  -  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   QUARTER ENDED                        SIX MONTHS ENDED
                                                                                PREDECESSOR                         PREDECESSOR
                                                                                  COMPANY                             COMPANY
                                                             JUNE 28,             JUNE 30,          JUNE 28,          JUNE 30,
                                                               1997                 1996              1997              1996

Net sales...............................................      $  62,119          $  65,174         $  120,143        $  124,041
Cost of goods sold......................................         51,688             53,437            102,052           101,918
                                                              ---------          ---------         ----------        ----------
Gross profit............................................         10,431             11,737             18,091            22,123
Selling, general and administrative expenses............          4,258              4,950              8,710             9,443
                                                              ---------          ---------         ----------        ----------
Income from operations..................................          6,173              6,787              9,381            12,680
Interest expense, net...................................          2,436              5,154              5,609            10,407
Other (income) expense, net.............................              -                  8                 (5)               (2)
Minority interest in consolidated subsidiary............              -                270                  -               572
                                                              ---------          ---------         ----------        ----------
Income before income taxes..............................          3,737              1,355              3,777             1,703
Income tax provision....................................          1,616                 88              1,773               175
                                                              ---------          ---------         ----------        ----------
Income from continuing operations.......................          2,121              1,267              2,004             1,528
Income from discontinued operations, net of
   income tax of $587, $23, $1,044 and $46..............            913                995              1,584             2,045
                                                              ---------          ---------         ----------        ----------
Income before extraordinary loss........................          3,034              2,262              3,588             3,573
Extraordinary loss, net of income tax of $442...........           (721)                 -               (721)                -
                                                              ---------          ---------         ----------        ----------
Net income..............................................      $   2,313          $   2,262         $    2,867        $    3,573
                                                              =========          =========         ==========        ==========

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            (Unaudited)
                                                                              June 28,          December 28,
                              ASSETS                                            1997                 1996
Current assets:
   Cash and cash equivalents...................................             $        -           $      198
   Accounts receivable, net....................................                 36,743               26,840
   Inventories.................................................                 15,461               14,290
   Net assets of discontinued operations.......................                 52,855               50,418
   Other current assets........................................                 10,497                9,764
                                                                            ----------           ----------
     Total current assets......................................                115,556              101,510
                                                                            ----------           ----------
Property, plant and equipment, net.............................                 59,082               59,512
Goodwill, net..................................................                113,110              114,769
Other assets...................................................                  9,908               10,557
                                                                            ----------           ----------
                                                                            $  297,656           $  286,348
                                                                            ==========           ==========

LIABILITIES AND OWNERS' EQUITY
  Current liabilities:
   Accounts payable............................................             $   17,325           $   12,014
   Accrued expenses............................................                 22,364               21,996
   Loan from C&A Products......................................                  4,980                    -
                                                                            ----------           ----------
     Total current liabilities.................................                 44,669               34,010
                                                                            ----------           ----------

Long-term debt.................................................                 92,346              117,175
Other liabilities..............................................                 12,016               12,638
Commitments and contingencies..................................

Owners' equity:
   General partner.............................................                 48,073               48,073
   Limited partner.............................................                100,552               74,452
                                                                            ----------           ----------

       Total owners' equity....................................                148,625              122,525
                                                                            ----------           ----------

                                                                            $  297,656           $  286,348
                                                                            ==========           ==========

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                                        PREDECESSOR
                                                                                          COMPANY
                                                                         JUNE 28,         JUNE 30,
                                                                           1997             1996
OPERATING ACTIVITIES
Net income                                                            $     2,867      $     3,573
Adjustments to reconcile net income to net cash provided by operating activities:
     Income from discontinued operations..........................         (1,584)          (2,045)
     Extraordinary loss, net......................................            721                -
     Depreciation and amortization................................          4,344            5,988
     Interest accretion and debt issuance cost
       amortization...............................................           (170)             587
     Other, net ..................................................            279               14
     Changes in operating assets and liabilities .................         (5,763)          (3,053)
                                                                      -----------      -----------
       Net cash provided by continuing operations.................            694            5,064
                                                                      -----------      -----------
Net cash provided by discontinued operations......................            698            2,889
                                                                      -----------      -----------
       Net cash provided by operating activities..................          1,392            7,953
                                                                      -----------      -----------

INVESTING ACTIVITIES
Capital expenditures..............................................         (4,115)          (2,678)
Other, net .......................................................             (5)              37
                                                                      -----------      -----------
       Net cash used in investing activities......................         (4,120)          (2,641)
                                                                      -----------      -----------

FINANCING ACTIVITIES
Repayments of long-term debt......................................        (23,645)            (316)
Capital contributions from partners...............................         23,233                -
Repayments of revolving loans.....................................              -           (6,712)
Net borrowings from C&A Products..................................          4,980
Other, net .......................................................         (2,038)               -
                                                                      -----------      -----------

       Net cash provided by (used in) financing activities                  2,530           (7,028)
                                                                      -----------      -----------

Net increase in cash and cash equivalents.........................           (198)          (1,716)
Cash and cash equivalents at beginning of period..................            198            2,837
                                                                      -----------      -----------

Cash and cash equivalents at end of period........................   $          -     $      1,121
                                                                      ===========      ===========


See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

CONDENSED CONSOLIDATED FINANCIAL STATEMENT

         The condensed consolidated financial statements include the accounts of JPS Automotive L.P. and its subsidiaries ("JPS Automotive"). In the opinion of management of JPS Automotive, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to these condensed consolidated financial statements for the quarter and six months ended June 30, 1996 to conform to the fiscal 1997 presentation and are related to the Air Restraint and Technical Products Division ("Airbag") being classified as a discontinued operation. See Note 5. For further information, refer to the consolidated financial statements and notes thereto included in JPS Automotive's Transition Report on Form 10-K for the transition period from January 1, 1996 to December 28, 1996.

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

         In connection with the 1996 Acquisition, C&A, through its subsidiaries, acquired approximately $68 million of JPS Automotive's outstanding 11-1/8% Senior Notes due 2001 (the "Senior Notes"), which were subsequently retired by JPS Automotive. In addition, at the time of closing, approximately $15 million of JPS Automotive's outstanding debt was repaid. The Senior Notes formerly held by C&A and the funds used to repay JPS Automotive's outstanding bank indebtedness were recorded as capital contributions to JPS Automotive from C&A and its subsidiaries.

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

2.       INVENTORIES:

         The components of inventories consist of:


                                             JUNE 28,           DECEMBER 28,
                                               1997                 1996
                                        ------------------   ------------------
Raw materials and supplies              $            4,417   $            4,210
Work-in-process                                      8,449                7,323
Finished goods                                       2,595                2,757
                                        ------------------   ------------------
         Total                          $           15,461             $ 14,290
                                        ==================   ==================


3.       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets acquired in the 1996 Acquisition, is being amortized on a straight-line basis over the period of forty years. Amortization of goodwill for the quarter and six months ended June 28, 1997 was $.7 million and $1.5 million, respectively. Accumulated amortization at June 28, 1997 was $1.7 million. The carrying value of goodwill will be reviewed periodically based on the nondiscounted cash flows and pretax income over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, JPS Automotive's carrying value of the goodwill will be reduced. At June 28, 1997, JPS Automotive believes its goodwill of $113.1 million was fully recoverable.

4.       FACILITY CLOSING COSTS:

         In connection with the 1996 Acquisition, C&A has developed preliminary plans for JPS Automotive to rationalize certain manufacturing locations, as well as marketing and administrative functions. These plans have not been finalized. Costs accrued at December 28, 1996, for the shutdown of facilities and severance and other personnel costs were $2.2 million and $7.0 million, respectively. During the quarter and six months ended June 28, 1997, JPS Automotive expended approximately $.7 million and $1.3 million, respectively, for the shutdown of facilities and severance and other personnel costs.

5.       DISCONTINUED OPERATIONS:

         On July 1, 1997, C&A announced that JPS Automotive had entered into an agreement to sell Airbag to Safety Components International, Inc. for a purchase price of $56.3 million, subject to adjustment. This sale was completed on July 24, 1997. See Note 8. JPS Automotive has accounted for the financial results and net

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

assets of Airbag as a discontinued operation. Accordingly, previously reported financial results for all periods presented have been restated to reflect Airbag as a discontinued operation. Airbag reported income of $.9 million and $1.6 million for the quarter and six months ended June 28, 1997, respectively, and reported income of $1.0 million and $2.0 million for the quarter and six months ended June 30, 1996, respectively.

6.       RELATED PARTY TRANSACTIONS:

         At June 28, 1997, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interest in JPS Automotive, as security for debt of C&A Products totaling $485.6 million. C&A Products currently provides general administrative services to JPS Automotive pursuant to a preexisting Services Agreement assigned to C&A Products by Foamex (the "Existing Services Agreement"). In addition, in connection with the 1996 Acquisition, C&A has developed preliminary plans for JPS Automotive to rationalize certain manufacturing locations as well as marketing and administrative functions. In effecting these plans, C&A and its affiliates currently contemplate entering into certain arrangements with JPS Automotive and its affiliates, including (i) the provision by C&A Products pursuant to the Existing Services Agreement of certain administrative and management functions previously conducted by JPS Automotive, (ii) the provision by C&A Products of certain marketing and program management functions to JPS Automotive, (iii) the purchase from and the sale to C&A Products of certain manufacturing assets, (iv) the transfer of certain automotive programs, or manufacturing responsibility for them, from JPS Automotive and Cramerton to C&A Products and its subsidiaries and from C&A Products to JPS Automotive and (v) a guarantee by C&A Products in favor of JPS Automotive of the value to be received by JPS Automotive for certain idled assets of JPS Automotive.

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

         For the quarter and six months ended June 28, 1997, JPS Automotive was charged $.8 million and $1.5 million, respectively, by C&A Products for certain administrative and management services in accordance with the Existing Services Agreement. No amounts were paid or accrued by JPS Automotive for any other current or proposed arrangements during the second quarter or first six months of 1997.

         During the six months ended June 28, 1997, C&A Products and JPS Automotive entered into a revolving credit arrangement whereby JPS Automotive may borrow up to $5 million from C&A Products. JPS Automotive is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement with The Chase Manhattan Bank. During the quarter ended June 28, 1997, JPS Automotive was charged $.1 million in interest related to this revolving credit arrangement, reflecting an average interest rate during the quarter of 7.7%.

         As a result of the 1996 Acquisition, holders of the Senior Notes had the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of Senior Notes were so put to JPS Automotive and then purchased and retired by JPS Automotive in the first quarter of 1997. During the quarter ended June 28, 1997, an additional $19.4 million principal amount of Senior Notes were purchased by JPS Automotive on the open market and retired. To fund these purchases (including premium and interest paid), C&A Products made capital contributions of approximately $19.2 million as well as loaned funds in accordance with the revolving credit arrangement previously discussed.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

PREDECESSOR COMPANY

         The Predecessor Company regularly entered into transactions with its affiliates in the ordinary course of business.

         JPS Automotive had a supply agreement (the "Supply Agreement") with Foamex. Pursuant to the terms of the Supply Agreement, at the option of JPS Automotive, Foamex purchased certain raw materials which are necessary for the manufacture of JPS Automotive's products, and would resell such raw materials to JPS Automotive at a price equal to net cost plus reasonable out of pocket expenses. During the quarter and six months ended June 30, 1996, JPS Automotive purchased approximately $24.7 million and $47.0 million, respectively, of raw materials under the Supply Agreement.

7.       COMMITMENTS AND CONTINGENCIES:

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

         Although not named as a potentially responsible party for any environmentally contaminated sites, JPS Automotive has accrued environmental costs at June 28, 1997, of $4.3 million, $.6 million of which is included in current liabilities.

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                                   (UNAUDITED)

8.       SUBSEQUENT EVENT:

         On July 1, 1997, C&A announced that JPS Automotive had entered into an agreement to sell Airbag to Safety Components International, Inc. This sale was completed on July 24, 1997 for a purchase price of $56.3 million, subject to adjustment. Pursuant to the indenture governing the Senior Notes, in connection with the sale of Airbag, C&A currently intends to cause JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the Senior Notes at 100% of their principal amount as soon as practicable. From the date of the 1996 Acquisition through August 11, 1997, however, the Senior Notes have traded at values in excess of 100% of their principal amount. Accordingly, C&A currently expects to cause JPS Automotive to use the proceeds remaining from the sale of Airbag after the termination of the offer to purchase to make a distribution to C&A Products, to the extent allowed under the restricted payments provisions of the Senior Notes indenture. JPS Automotive currently estimates that approximately $40 million of such proceeds will be available to pay such distribution.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE L.P.)
                                 BALANCE SHEETS



                                                             (Unaudited)
                                                               June 28,      December 28
                                                                 1997            1996
                                                                     (in thousands)
                          ASSETS

Current Assets - Cash.....................................  $         1      $          1
                                                            ===========      ============
           LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities ..............................................  $         -      $          -
                                                            -----------      ------------
Shareholder's equity:
     Common stock, par value $0.01 per share;
         10,000,000 shares authorized,
         100 shares issued and outstanding................            -                 -
     Additional paid-in capital...........................            1                 1
                                                            -----------      ------------
         Total shareholder's equity.......................            1                 1
                                                            -----------      ------------
                                                            $         1      $          1
                                                            ===========      ============

See accompanying notes.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE L.P.)
                       NOTE TO BALANCE SHEETS (UNAUDITED)


1.       Commitments and Contingencies


         JPS Automotive Products Corp. ("Products Corp.") is a joint obligor (and co-registrant) with JPS Automotive L.P. of 11 1/8% senior notes due 2001 with an outstanding principal balance of $88.6 million as of June 28, 1997.

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

         On July 1, 1997, C&A announced that JPS Automotive had entered into an agreement to sell Airbag to Safety Components International, Inc. This sale was completed on July 24, 1997 for a purchase price of $56.3 million, subject to adjustment. Pursuant to the indenture governing the Senior Notes, in connection with the sale of Airbag, C&A currently intends to cause JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the Senior Notes at 100% of their principal amount as soon as practicable. From the date of the 1996 Acquisition through August 11, 1997, however, the Senior Notes have traded at values in excess of 100% of their principal amount. Accordingly, C&A currently expects to cause JPS Automotive to use the proceeds remaining from the sale of Airbag after the termination of the offer to purchase to make a distribution to C&A Products, to the extent allowed under the restricted payments provisions of the Senior Notes indenture. C&A currently estimates that approximately $40 million of such proceeds will be available to pay such distribution.

         The consolidated balance sheets as of June 28, 1997 and December 28, 1996, the consolidated statements of operations for the quarter and six months ended June 28, 1997 and the statement of cash flows for the six months ended June 28, 1997, pertain to JPS Automotive. The consolidated statements of operations for the quarter and six months ended June 30, 1996 and the statement of cash flows for the six months ended June 30, 1996, pertain to the Predecessor Company.

         Following the 1994 Acquisition, Foamex and its affiliates provided JPS Automotive with certain legal, accounting, auditing and other administrative services pursuant to the Existing Services Agreement between Foamex and its affiliates and JPS Automotive. The Existing Services Agreement was transferred to and assumed by C&A in connection with the 1996 Acquisition. In addition, C&A is expected to provide a greater level of services than were provided by Foamex. Therefore, historical amounts for selling, general and administrative expenses may not be directly comparable to amounts reported by JPS Automotive after the 1996 Acquisition.

SIX MONTHS ENDED JUNE 28, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

CONSOLIDATED RESULTS OF OPERATIONS

         Net sales for the six months ended June 28, 1997 were $120.1 million as compared to $124.0 million for the six months ended June 30, 1996. The $3.9 million decrease in net sales was primarily due to the loss of certain headliner business and reduced production in the first six months of 1997 of the automobile and light truck programs which JPS Automotive supplies.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Gross profit as a percentage of net sales decreased to 15.1% for the six months ended June 28, 1997 from 17.8% in the comparable period of 1996 primarily due to a shift towards lower margin automobile and light truck programs that began in the second half of 1996 and continued through the first half of 1997.

         Selling, general and administrative expenses decreased to $8.7 million for the six months ended June 28, 1997 from $9.4 million in the comparable 1996 period. This decrease is the result of lower administrative costs resulting from the 1996 Acquisition.

         Interest and debt issuance expense decreased to $5.6 million for the six months ended June 28, 1997 from $10.4 million in the comparable period of 1996 primarily due to the lower overall outstanding debt levels following the 1996 Acquisition. In connection with the 1996 Acquisition, JPS Automotive's revolving facilities were repaid and terminated and $68.0 million in Senior Notes were retired. As a result of the 1996 Acquisition, holders of the Senior Notes had a right to put their notes to JPS Automotive. Approximately $3.9 million principal amount of Senior Notes were so put to JPS Automotive and then purchased and retired by JPS Automotive in the first quarter of 1997. In addition, during the quarter ended June 28, 1997, approximately $19.4 million principal amount of Senior Notes were purchased by JPS Automotive on the open market and retired. During the first half of 1997, C&A Products and JPS Automotive entered into a revolving credit arrangement whereby JPS Automotive may borrow up to $5 million from C&A Products at interest rates equal to those charged to C&A Products under its revolving credit facility with The Chase Manhattan Bank. During the quarter and six months ended June 28, 1997, JPS Automotive incurred $.1 million in interest charges in connection with this revolving credit arrangement, reflecting an average interest rate of 7.7%.

         Other (income) expense, net, for the six months ended June 28, 1997 and 1996, related to sales of fixed assets.

         Minority interest expense of $.6 million in the six months ended June 30, 1996 related to the minority ownership interest in Cramerton. In connection with the 1996 Acquisition, this minority interest was acquired by C&A Products, and Cramerton is now 100% owned by JPS Automotive.

         Income tax provision for the six months ended June 28, 1997 increased to $1.8 million from $.2 million in the comparable period of 1996. The increase resulted from the 1996 Acquisition whereby JPS Automotive was converted into an association that is taxable as a corporation.

         Income from discontinued operations for the six months ended June 28, 1997 decreased to $1.6 million from $2.0 million in the comparable prior year period. This decrease resulted from an increase in the effective tax rate as a result of the 1996 Acquisition which was partially offset by improved operating results at Airbag.

         Extraordinary loss of $.7 million, net of income taxes of $.4 million, for the six months ended June 28, 1997 relates to the purchase of $19.4 million principal amount of Senior Notes at prices in excess of carrying values.

         Net income decreased to $2.9 million for the six months ended June 28, 1997 from $3.6 million in the comparable period in 1996 primarily due to the reasons cited above.

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

and borrowings, if necessary, will be adequate to meet operating cash requirements. For a discussion of certain arrangements between C&A Products and JPS Automotive, see Note 6 to the Notes to JPS Automotive's Condensed Consolidated Financial Statements.

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


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)   Exhibits.

2.1 Asset Purchase Agreement dated as of June 30, 1997 by and among JPS Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of JPS Automotive and Products Corp. dated July 24, 1997.

2.2 Closing Agreement dated as of July 24, 1997 by and among JPS Automotive L.P., Safety Components International, Inc. and Safety Components Fabric Technologies, Inc. is hereby incorporated by reference to
         Exhibit 2.2 of the Current Report on Form 8-K of JPS Automotive and Products Corp. dated July 24, 1997.

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES


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

10.2 Supply Agreement, by and among Foamex International and certain of its affiliates and JPS Automotive is incorporated by reference to Exhibit
         10.8 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

10.3 Tax-sharing Agreement, by and among JPS Automotive and its partners is incorporated by reference to Exhibit 10.9 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

10.4 Amended and Restated Agreement of Limited Partnership of Cramerton Automotive Products, L.P., dated as of December 2, 1994, is incorporated by reference to Exhibit 10.13 of Product Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

10.5 First Amendment to Amended and Restated Agreement of Limited Partnership of Cramerton Automotive Products, L.P., dated as of June 28, 1994, is hereby incorporated by reference to Exhibit 10.85 of the Form 10-K of Foamex International Inc. for fiscal 1994.

10.6 Second Amendment to Amended and Restated Agreement of Limited Partnership of Cramerton Automotive Products, L.P., dated as of October 5, 1994, is hereby incorporated by reference to Exhibit 10.86 of the Form 10-K of Foamex International Inc.
         for fiscal 1994.

10.7 Third Amendment to the Amended and Restated Agreement of Limited Partnership of Cramerton Automotive Products, L.P., dated as of December 11, 1996, is hereby incorporated by reference to Exhibit 10.8 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.8 Certificate of Amendment of Certificate of Limited Partnership of Cramerton dated December 12, 1996, is hereby incorporated by reference to Exhibit 10.9 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.9 Assignment dated as of December 11, 1996, from Foamex to C&A Products relating to Services Agreement, is hereby incorporated by reference to
         Exhibit 10.10 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.10 Assignment dated as of December 11, 1996, from Foamex-JPS Automotive L.P. to C&A Products relating to Tax-Sharing Agreement, is hereby incorporated by reference to Exhibit 10.11 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES


10.11 Assignment dated as of December 11, 1996, from JPSGP, Inc. to C&A Products relating to Tax-Sharing Agreement, is hereby incorporated by reference to Exhibit 10.12 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.12 Assignment dated as of December 11, 1996, from Foamex to C&A Products relating to Supply Agreement, is hereby incorporated by reference to
         Exhibit 10.13 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.13 Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS Automotive L.P. and Collins & Aikman Products Co. dated August 28, 1996, is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 27, 1996.

10.14 Amendment No. 1 to Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS Automotive L.P., Foamex International Inc. and Collins & Aikman Products Co. dated as of December 11, 1996, is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation's Current Report on Form 8-K dated December 10, 1996.


27       Financial Data Schedules

-------------------

(b)      Reports on Form 8-K.

During the quarter for which this Report on Form 10-Q is filed, JPS Automotive and Products Corp. did not file any reports on Form 8-K.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 14th day of August, 1997.

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