Form 10-Q
period 1997-09-27
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 1997-11-12
CIK 924902, 919233

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 27, 1997

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from     to

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

JPS Automotive L.P. and JPS Automotive Products Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

As of November 10, 1997, the number of outstanding shares of JPS Automotive Products Corp. common stock was 100.

PART  I  -  FINANCIAL INFORMATION



Item 1.  Financial Statements.


                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)




                                                   Quarter Ended                        Nine Months Ended
                                         -----------------------------------------------------------------------
                                                             Predecessor                            Predecessor
                                                               Company                                Company
                                                            -------------                           -------------
                                          September 27,     September 29,        September 27,     September 29,
                                              1997              1996                 1997              1996
                                          -------------     -------------       --------------     --------------
Net sales..............................   $     59,430      $      47,785         $   179,573      $     171,826
Cost of goods sold.....................         51,811             41,762             153,863            143,680
                                          -------------     --------------      ---------------  ----------------

Gross profit...........................          7,619              6,023              25,710             28,146
Selling, general and administrative
   expenses............................          3,715              4,823              12,425             14,266
                                          -------------     --------------      ---------------  ----------------

Income from operations.................          3,904              1,200              13,285             13,880
Interest expense, net..................          1,904              5,317               7,513             15,724
Other income, net......................             --                (67)                 (5)               (69)
Minority interest in consolidated
   subsidiary..........................             --              (125)                 --                 447
                                          -------------     --------------      ---------------  ----------------

Income (loss) before income taxes......          2,000             (3,925)              5,777             (2,222)
Income tax provision...................            881                 96               2,654                271
                                          -------------     --------------      ---------------  ----------------

Income (loss) from continuing
   operations..........................          1,119             (4,021)              3,123             (2,493)
Income from discontinued operations,
   net of income tax of $0, $30,
   $1,044 and $76.......................           78                 588               1,662              2,633
                                          -------------     --------------      ---------------  ----------------

Income (loss) before extraordinary loss          1,197             (3,433)              4,785                140
Extraordinary loss, net of income tax
   of $442..............................            --                 --                (721)                --
                                          -------------     --------------      ---------------  ----------------
Net income (loss)......................   $      1,197      $      (3,433)        $     4,064      $         140
                                          =============     ==============      ===============  ================

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                        (Unaudited)
                                                      September 27, December 28,
                              ASSETS                      1997           1996
                                                     --------------  -----------


Current assets:
   Cash and cash equivalents .........................     $ 54,713     $    198
   Accounts receivable, net ..........................       39,595       26,840
   Inventories .......................................       18,762       14,290
   Net assets of discontinued operations .............         --         50,418
   Other current assets ..............................       10,854        9,764
                                                     --------------  -----------

     Total current assets ............................      123,924      101,510
                                                     --------------  -----------


Property, plant and equipment, net ...................       58,544       59,512
Goodwill, net ........................................      108,890      114,769
Other assets .........................................       10,080       10,557
                                                     --------------  -----------


                                                           $301,438     $286,348
                                                     ==============  ===========

                  LIABILITIES AND OWNERS' EQUITY
 Current liabilities:
   Accounts payable ..................................     $ 20,231     $ 12,014
   Accrued expenses ..................................       27,029       21,996
                                                     --------------  -----------


     Total current liabilities .......................       47,260       34,010
                                                     --------------  -----------


Long-term debt .......................................       92,126      117,175
Other liabilities ....................................       12,230       12,638
Commitments and contingencies.........................

Owners' equity:
   General partner ...................................       48,073       48,073
   Limited partner ...................................      101,749       74,452
                                                     --------------  -----------


       Total owners' equity ..........................      149,822      122,525
                                                     --------------  -----------


                                                           $301,438     $286,348
                                                     ==============  ===========


See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                        ------------------------------------
                                                                              Predecessor
                                                                                Company
                                                                          ----------------
                                                         September 27,     September 29,
                                                             1997                1996
                                                        --------------     ---------------
OPERATING ACTIVITIES
Net income ...............................................   $  4,064       $    140
Adjustments to  reconcile  net  income  to  net  cash
provided  by  operating activities:
     Income from discontinued operations .................     (1,662)        (2,633)
     Extraordinary loss, net .............................        721           --
     Depreciation and amortization .......................      6,457          8,714
     Interest accretion and debt issuance cost
       amortization ......................................       (206)           880
     Other, net ..........................................      2,718          1,158
     Changes in operating assets and liabilities .........     (7,718)           916
                                                              --------      --------


       Net cash provided by continuing operations ........      4,374          9,175
                                                             --------      --------

Net cash provided by discontinued operations .............      1,735          5,725
                                                             --------      --------

       Net cash provided by operating activities .........      6,109         14,900
                                                             --------      --------

INVESTING ACTIVITIES
Capital expenditures .....................................     (5,018)        (3,946)
Proceeds from disposition of discontinued operations .....     55,900           --
Other, net ...............................................         (5)            37
                                                             --------      --------

       Net cash provided by (used in) investing activities     50,877         (3,909)
                                                             --------      --------


FINANCING ACTIVITIES
Repayments of long-term debt .............................    (25,704)          (474)
Capital contributions from partners ......................     23,233            --
Repayments of revolving loans ............................       --          (11,710)
                                                             --------      --------


       Net cash used in financing activities .............     (2,471)       (12,184)
                                                             --------      --------


Net increase (decrease) in cash and cash equivalents .....     54,515         (1,193)
Cash and cash equivalents at beginning of period .........        198          2,837
                                                             --------      --------


Cash and cash equivalents at end of period ...............   $ 54,713       $  1,644
                                                             ========      ==========


See accompanying notes

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation:

Condensed Consolidated Financial Statement

         The condensed consolidated financial statements include the accounts of JPS Automotive L.P. and its subsidiaries ("JPS Automotive"). In the opinion of management of JPS Automotive, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to these condensed consolidated financial statements for the quarter and nine months ended September 29, 1996 to conform to the fiscal 1997 presentation and are related to the Air Restraint and Technical Products Division ("Airbag") being classified as a discontinued operation. See Note 5. For further information, refer to the consolidated financial statements and notes thereto included in JPS Automotive's Transition Report on Form 10-K for the transition period from January 1, 1996 to December 28, 1996.

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

2.       Inventories:

         The components of inventories consist of:


                                                  September 27,     December 28,
                                                      1997               1996
                                               -------------    ---------------
Raw materials and supplies ...................     $ 5,338          $ 4,210
Work-in-process ..............................       9,233            7,323
Finished goods................................       4,191            2,757
                                               -------------    ---------------


         Total ...............................     $18,762          $14,290
                                                ============    ==============


3.       Goodwill:

         Goodwill, representing the excess of purchase price over the fair value of net assets acquired in the 1996 Acquisition, is being amortized on a straight-line basis over the period of forty years. Amortization of goodwill for the quarter and nine months ended September 27, 1997 was $.6 million and $1.9 million, respectively. Accumulated amortization at September 27, 1997 was $2.3 million. The carrying value of goodwill will be reviewed periodically based on the nondiscounted cash flows and pretax income over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, JPS Automotive's carrying value of the goodwill will be reduced. At September 27, 1997, JPS Automotive believes its goodwill of $108.9 million is fully recoverable.

4.       Facility Closing Costs:

         In connection with the 1996 Acquisition, C&A has developed preliminary plans for JPS Automotive to rationalize certain manufacturing locations, as well as marketing and administrative functions. These plans have not been finalized. Costs accrued during the December 28, 1996 period, for the shutdown of facilities and severance and other personnel costs were $2.2 million and $7.0 million, respectively. During the quarter and nine months ended September 27, 1997, JPS Automotive expended approximately $.5 million and $1.8 million, respectively, for the shutdown of facilities and severance and other personnel costs.

5.       Discontinued Operations:

         On July 24, 1997, JPS Automotive completed its sale of Airbag to Safety Components International, Inc. for a purchase price of $56.3 million, subject to adjustment. Pursuant to the indenture governing the Senior Notes, in connection with the sale of Airbag, C&A caused JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the Senior Notes at 100% of their principal amount. Pursuant

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


to such offer (which expired September 16, 1997), JPS Automotive repurchased and retired $23 thousand principal amount of Senior Notes. During October 1997, C&A caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35 million to C&A Products, as permitted under the restricted payments provisions of the Senior Notes indenture. JPS Automotive has accounted for the financial results and net assets of Airbag as a discontinued operation. Accordingly, previously reported financial results for all periods presented have been restated to reflect Airbag as a discontinued operation. Airbag reported income of $.1 million and $1.7 million for the quarter and nine months ended September 27, 1997, respectively, and reported income of $.6 million and $2.6 million for the quarter and nine months ended September 29, 1996, respectively. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag.

6.       Related Party Transactions:

         At September 27, 1997, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interest in JPS Automotive, as security for debt of C&A Products totaling $335.6 million. C&A Products currently provides general administrative services to JPS Automotive pursuant to a preexisting Services Agreement assigned to C&A Products by Foamex (the "Existing Services Agreement"). In addition, in connection with the 1996 Acquisition, C&A has developed preliminary plans for JPS Automotive to rationalize certain manufacturing locations as well as marketing and administrative functions. In effecting these plans, C&A and its affiliates currently contemplate entering into certain arrangements with JPS Automotive and its affiliates, including (i) the provision by C&A Products pursuant to the Existing Services Agreement of certain administrative and management functions previously conducted by JPS Automotive, (ii) the provision by C&A Products of certain marketing and program management functions to JPS Automotive, (iii) the purchase from and the sale to C&A Products of certain manufacturing assets, (iv) the transfer of certain automotive programs, or manufacturing responsibility for them, from JPS Automotive and Cramerton to C&A Products and its subsidiaries and from C&A Products to JPS Automotive and (v) a guarantee by C&A Products in favor of JPS Automotive of the value to be received by JPS Automotive for certain idled assets of JPS Automotive.

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

         For the quarter and nine months ended September 27, 1997, JPS Automotive was charged $.6 million and $2.1 million, respectively, by C&A Products for certain administrative and management services in accordance with the Existing Services Agreement. No amounts were paid or accrued by JPS Automotive for any other current or proposed arrangements during the third quarter or first nine months of 1997.

     During the first half of 1997, C&A Products and JPS Automotive entered into a revolving credit arrangement whereby JPS Automotive may borrow up to $5 million from C&A Products. JPS Automotive is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement with The Chase Manhattan Bank. During the nine months ended September 27, 1997, JPS Automotive recorded $.1 million in interest related to this revolving credit arrangement, reflecting an average interest rate of 7.7%. At September 27, 1997 there were no amounts outstanding under the revolving credit arrangement.
                                      I-6

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)

         As a result of the 1996 Acquisition, holders of the Senior Notes had the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of Senior Notes were so put to JPS Automotive and then purchased and retired by JPS Automotive in the first quarter of 1997. During the second quarter of 1997, approximately $19.4 million principal amount of Senior Notes were purchased by JPS Automotive on the open market and retired. No open market purchases were made during the third quarter of 1997. In addition, in the third quarter, JPS Automotive repurchased and retired $23 thousand principal amount of Senior Notes pursuant to an offer to purchase related to the sale of Airbag. See
Note 5. To fund these purchases (including premium and interest paid), C&A Products made capital contributions of approximately $23.2 million as well as loaned funds in accordance with the revolving credit arrangement previously discussed.


Predecessor Company

         The Predecessor Company regularly entered into transactions with its affiliates in the ordinary course of business.

         JPS Automotive had a supply agreement (the "Supply Agreement") with Foamex. Pursuant to the terms of the Supply Agreement, at the option of JPS Automotive, Foamex purchased certain raw materials which are necessary for the manufacture of JPS Automotive's products, and would resell such raw materials to JPS Automotive at a price equal to net cost plus reasonable out of pocket expenses. During the quarter and nine months ended September 29, 1996, JPS Automotive purchased approximately $17.8 million and $64.9 million, respectively, of raw materials under the Supply Agreement.

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

         Although not named as a potentially responsible party for any environmentally contaminated sites, JPS Automotive has accrued environmental costs at September 27, 1997, of $4.6 million, $.7 million of which is included in current liabilities.

         Although it is possible that new information or future events could require JPS Automotive to reassess its potential exposure relating to pending environmental matters, management believes that, based on the facts presently known to it, the resolution of such environmental matters will not have a material adverse effect on JPS Automotive's consolidated financial condition or results of operations. The possibility exists, however, that new environmental legislation may be passed or environmental regulations may be adopted, or other environmental conditions may be found to exist that may require expenditures not currently anticipated which may be material, and there can be no assurance that JPS Automotive has identified or properly assessed all potential environmental liability arising from its activities or properties.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A Wholly-Owned Subsidiary of JPS Automotive L.P.)
                                 BALANCE SHEETS



                                                                (Unaudited)
                                                               September 27,     December 28,
                                                                     1997             1996
                                                                ------------    -------------
                                                                         (in thousands)

                          ASSETS

Current Assets - Cash ........................................       $1              $1
                                                                 ============   =========
           LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities ..................................................       $-            $--
                                                                 -----------    --------

Shareholder's equity:
     Common stock, par value $0.01 per share;
         10,000,000 shares authorized,
         100 shares issued and outstanding ...................        -            --
     Additional paid-in capital ..............................        1             1
                                                                 ------------   ---------

         Total shareholder's equity ..........................        1             1
                                                                 ------------   ---------

                                                                     $1            $1
                                                                 ============   =========

See accompanying notes

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A Wholly-Owned Subsidiary of JPS Automotive L.P.)
                       NOTE TO BALANCE SHEETS (Unaudited)


1.       Commitments and Contingencies


         JPS Automotive Products Corp. ("Products Corp.") is a joint obligor (and co-registrant) with JPS Automotive L.P. of 11 1/8% senior notes due 2001 with an outstanding principal balance of $88.6 million as of September 27, 1997.

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

         On July 24, 1997, JPS Automotive completed its sale of Airbag to Safety Components International, Inc. for a purchase price of $56.3 million, subject to adjustment. Pursuant to the indenture governing the Senior Notes, in connection with the sale of Airbag, C&A caused JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the Senior Notes at 100% of their principal amount. Pursuant to such offer (which expired September 16, 1997), JPS Automotive repurchased and retired $23 thousand principal amount of Senior Notes. During October 1997, C&A caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35 million to C&A Products, as permitted under the restricted payments provisions of the Senior Notes indenture.

         The consolidated balance sheets as of September 27, 1997 and December 28, 1996, the consolidated statements of operations for the quarter and nine months ended September 27, 1997 and the statement of cash flows for the nine months ended September 27, 1997, pertain to JPS Automotive. The consolidated statements of operations for the quarter and nine months ended September 29, 1996 and the statement of cash flows for the nine months ended September 29, 1996, pertain to the Predecessor Company.

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

NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 1996.

CONSOLIDATED RESULTS OF OPERATIONS

     Net sales for the nine months ended September 27, 1997 were $179.6 million as compared to $171.8 million for the nine months ended September 29, 1996. The approximately $7.7 million increase in net sales was primarily due to higher sales levels of automotive carpet products in the first nine months of 1997 as a result of increased production of the automotive and light truck programs which JPS Automotive supplies.
                                      I-10

         Gross profit as a percentage of net sales decreased to 14.3% for the nine months ended September 27, 1997 from 16.4% in the comparable period of 1996 primarily due to a shift towards lower margin automobile and light truck programs that began in the second half of 1996 and continued through the first half of 1997.

         Selling, general and administrative expenses decreased to $12.4 million for the nine months ended September 27, 1997 from $14.3 million in the comparable 1996 period. This decrease is the result of lower administrative costs resulting from the 1996 Acquisition.

         Interest and debt issuance expense decreased to $7.5 million for the nine months ended September 27, 1997 from $15.7 million in the comparable period of 1996 primarily due to the lower overall outstanding debt levels following the 1996 Acquisition. In connection with the 1996 Acquisition, JPS Automotive's revolving facilities were repaid and terminated and $68.0 million in Senior Notes were retired. As a result of the 1996 Acquisition, holders of the Senior Notes had a right to put their notes to JPS Automotive. Approximately $3.9 million principal amount of Senior Notes were so put to JPS Automotive and then purchased and retired by JPS Automotive in the first quarter of 1997. During the second quarter of 1997, approximately $19.4 million principal amount of Senior Notes were purchased by JPS Automotive on the open market and retired. No open market purchases were made during the third quarter of 1997, although $23 thousand principal amount of Senior Notes were repurchased and retired pursuant to an offer to purchase due to the sale of Airbag. During 1997, C&A Products and JPS Automotive entered into a revolving credit arrangement whereby JPS Automotive may borrow up to $5 million from C&A Products at interest rates equal to those charged to C&A Products under its revolving credit facility with The Chase Manhattan Bank. During the nine months ended September 27, 1997, JPS Automotive was charged $.1 million in interest in connection with this revolving credit arrangement, reflecting an average interest rate of 7.7%.

         Other (income) expense, net, for the nine months ended September 27, 1997 and September 29, 1996, related to sales of fixed assets.

         Minority interest expense of $.4 million in the nine months ended September 29, 1996 related to the minority ownership interest in Cramerton. In connection with the 1996 Acquisition, this minority interest was acquired by C&A Products, and Cramerton is now 100% owned by JPS Automotive.

         Income tax provision for the nine months ended September 27, 1997 increased to $2.7 million from $.3 million in the comparable period of 1996. The increase resulted from the 1996 Acquisition whereby JPS Automotive was converted into an association that is taxable as a corporation.

         Income from discontinued operations for the nine months ended September 27, 1997 decreased to $1.7 million from $2.6 million in the comparable prior year period. This decrease resulted from an increase in the effective tax rate as a result of the 1996 Acquisition as well as the closing of the sale of Airbag on July 24, 1997.

         Extraordinary loss of $.7 million, net of income taxes of $.4 million, for the nine months ended September 27, 1997 relates to the purchase of $19.4 million principal amount of Senior Notes at prices in excess of carrying values.

         Net income increased to $4.1 million for the nine months ended September 27, 1997 from $.1 million in the comparable period in 1996 primarily due to the reasons cited above.

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

Item 3:        Quantitative and Qualitative Disclosures About Market Risk.

               Omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

                           PART II - OTHER INFORMATION


Item 1.        Legal Proceedings.

               There have been no material developments in legal proceedings involving JPS Automotive or its subsidiaries since those reported in JPS Automotive's Transition Report on Form 10-K for the transition period from January 1, 1996 to December 28, 1996.


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


27       Financial Data Schedules


(b)      Reports on Form 8-K.

During the quarter for which this Report on Form 10-Q is filed, JPS Automotive and Products Corp. filed a current report on Form 8-K dated July 24, 1997 reporting under Item 2 thereof the disposition of Airbag and filing the following financial statements under Item 7:

         Unaudited Pro Forma Consolidated Statement of Operations for the Fiscal Year Ended December 28, 1996.

         Unaudited Pro Forma Consolidated Statement of Operations for the Quarter Ended March 29, 1997.

         Unaudited Pro Forma Consolidated Balance Sheet at March 29, 1997.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 10th day of November, 1997.

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