Form 10-K
period 1997-12-27
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 1998-04-13
CIK 924902, 919233

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 27, 1997
                  Commission file numbers: 33-75510-01; 1-12944
                                           --------------------

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
    YES  X    NO        (See Note in the Index hereto)
       -----    ------

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


         As of April 10, 1998, there were 100 shares of JPS Automotive Products Corp. common stock outstanding.


         JPS Automotive L.P. and JPS Automotive Products Corp. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               JPS Automotive L.P.

                          JPS Automotive Products Corp.

                                    Form 10-K
                   For the fiscal year ended December 27, 1997


                                      Index

                                                                                                             10-K
                                                                                                             Page
Part I
                          Item 1.     Business (A)                                                               3
                          Item 2.     Properties (A)                                                             6
                          Item 3.     Legal Proceedings                                                          6
                          Item 4.     Submission of Matters to a Vote of Security Holders (A)                    7
Part II
                          Item 5.     Market for Registrants' Common Equity and Related Stockholder Matters      7
                          Item 6.     Selected Financial Data (A)                                                7
                          Item 7.     Management's Discussion and Analysis of Financial Condition and
                                           Results of Operations (A)                                             7
                          Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                10
                          Item 8.     Financial Statements and Supplementary Data                               10
                          Item 9.     Changes In and Disagreements With Accountants on Accounting and
                                           Financial Disclosure                                                 10
Part III
                          Item 10.    Directors and Executive Officers of the Registrants (A)                   11
                          Item 11.    Executive Compensation (A)                                                11
                          Item 12.    Security Ownership of Certain Beneficial Owners and Management (A)        11
                          Item 13.    Certain Relationships and Related Transactions (A)                        11
Part IV
                          Item 14.    Exhibits, Financial Statement Schedules and Reports on
                                                       Form 8-K                                                 11




(A) Omitted or amended as all of the equity securities of the Registrants are owned indirectly by Collins & Aikman Corporation and the Registrants therefore meet the Conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and are filing this Form with reduced disclosure format.



The Registrants will furnish a copy of any exhibit to this Form 10-K upon the request in writing of any holder of 11-1/8% Senior Notes due 2001 and upon the payment of a fee equal to the Registrants' reasonable expenses in furnishing such exhibit.

Part I
Item 1.  Business

Response to Item 1 of Form 10-K is in accordance with General Instruction I(2)(d) to Form 10-K.

General


JPS Automotive L.P. ("JPS Automotive") operates in the automotive textile segment and manufactures and supplies a complete line of automotive textile and specialty textile products in North America. JPS Automotive's products include molded floor carpet systems, seating upholstery fabric ("bodycloth"), headliner fabric, and interior and trunk trim components. JPS Automotive supplies domestic original equipment manufacturers ("OEMs"), including General Motors ("GM"), Chrysler and Ford, as well as the domestic operations of certain foreign OEMs ("Transplant OEMs" and collectively with domestic OEMs, "OEMs"), including Honda, Mazda, Mitsubishi, Nissan, NuMMI (a joint venture between GM and Toyota), Subaru and Toyota. JPS Automotive Products Corp. ("Products Corp.") is a wholly owned subsidiary of JPS Automotive.

Prior to December 11, 1996, JPS Automotive was owned by Foamex International Inc. ("Foamex International") and its subsidiaries. On December 11, 1996, Collins & Aikman Corporation ("C&A"), through its subsidiaries, acquired JPS Automotive from Foamex International pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996 (the "1996 Acquisition"). C&A is a global supplier of automotive interior systems, including textile and plastic trim, acoustics and convertible top systems. The purchase price for the 1996 Acquisition was an aggregate of approximately $220 million, subject to post-closing adjustment, consisting of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million in cash to Foamex International. In 1997, the purchase price was finalized and C&A received approximately $11 million from Foamex International as a reduction of the purchase price.


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


On December 11, 1996, C&A also purchased from Seiren Co. Ltd. and its affiliates for $10 million a minority interest in Cramerton Automotive Products, L.P. and Cramerton Management Corporation, which are JPS Automotive subsidiaries that were merged in December 1997 under the name "Cramerton Automotive Products, Inc." 100% of Cramerton Automotive Products, Inc. ("Cramerton") is now owned indirectly by C&A.

On July 24, 1997 JPS Automotive completed the sale of its Air Restraint and Technical Products Division ("Airbag"), an airbag and industrial fabric business, to Safety Components International, Inc. for a purchase price of approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the fair value of Airbag determined during the 1996 Acquisition. Pursuant to the indenture governing JPS Automotive's 11-1/8% Senior Notes due 2001 (the "Senior Notes"), in connection with the sale of Airbag, C&A caused JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the Senior Notes at 100% of their principal amount. Pursuant to such offer (which expired September 16, 1997), JPS Automotive repurchased and retired $23 thousand principal amount of the Senior Notes. During October 1997, C&A caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35 million to C&A Products, as permitted under the restricted payments provisions of the Senior Notes indenture. The principal executive offices of JPS Automotive are located at 701 McCullough Drive, Charlotte, North Carolina, 28262 and its telephone number is (704) 547-8500.

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

Products

JPS Automotive manufactures two principal product types: automotive carpet and trim and interior fabric.

Automotive Carpet and Trim

JPS Automotive's carpet products are sold as (i) complete molded floor systems and (ii) cut and/or molded interior trim and trunk parts. The floor systems and cut parts are sold directly to OEMs pursuant to supply arrangements for individual vehicle platforms. Such arrangements generally remain in place for the life of a vehicle platform, and in many cases, through a platform's redesign. Prior to 1998, JPS Automotive manufactured rolled carpet goods which were incorporated by JPS Automotive into its own products as well as sold to other automotive suppliers who then incorporated these goods into their products. In accordance with plans to transfer certain manufacturing activities to C&A Products, JPS Automotive intends to close its facility which manufactures roll goods in the second quarter of 1998 and arrange for C&A Products to manufacture all roll goods required by JPS Automotive. See Note 12 to JPS Automotive Consolidated Financial Statements.

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

Interior trim parts typically include door trim, instrument panel trim, console trim, seat trim, floormats, truck center floors and van rear floors. These can be manufactured from either tufted or needlepunched carpet and have a variety of backings, including latex, polyethylene, mass back or pressure sensitive adhesive.

Interior Fabric


JPS Automotive sells bodycloth and headliner fabric to other automotive suppliers, which cut, sew and fabricate it for vehicle installation. In the case of bodycloth, JPS Automotive's fabric is specified by the OEM, but JPS Automotive's contract (typically for two to three years) is usually with the fabricator and parallels the contract between the OEM and the fabricator with respect to certain aspects such as timing, product specifications and quantity. JPS Automotive's principal upholstery fabric customers, the Transplant OEMs, typically demand high-end automotive fabric products with respect to construction, weight and styling. OEMs typically do not specify a certain company's headliner fabric, but rather specify fabric type or construction when awarding headliner system contracts to fabricators. In the second quarter of 1998, JPS Automotive plans to relocate its bodycloth manufacturing operations to a C&A Products facility, which will produce bodycloth for JPS Automotive on a contract basis. See Notes 7 and 12 to the JPS Automotive Consolidated Financial Statements.


Marketing and Sales


During 1997, the marketing and sales forces of JPS Automotive were reduced from 30 employees to two employees in conjunction with the elimination of certain redundant sales and administrative functions, which following the 1996 Acquisition are being performed by C&A Products. See Notes 7 and 12 to the JPS Automotive Consolidated Financial Statements. The combination of marketing and sales forces with C&A Products allows JPS Automotive to continue to provide its customers, which include both OEMs and independent OEM suppliers, with integrated product systems and design innovation programs which management believes reduce costs and enhance value.


Manufacturing and Raw Materials


Manufacturing operations are currently conducted at two facilities with a total of approximately 1.2 million square feet. In connection with the acquisition by C&A, JPS Automotive has closed two manufacturing facilities and plans to close one additional manufacturing facility in 1998. In addition, JPS Automotive is in the process of relocating certain manufacturing processes from a JPS Automotive facility to an existing facility of another C&A subsidiary. See Notes 7 and 12 to the JPS Automotive Consolidated Financial Statements. JPS Automotive believes its facilities, taking into account its arrangements with C&A, are adequate to meet its current production requirements.


The principal raw materials used by JPS Automotive are carpet fibers (nylon, polyester and polypropylene), primary carpet backing and extrusion coating materials and other nylon and polyester fibers for knitting. Many of JPS Automotive's products contain branded raw materials specified by the customer and any substitution of such raw materials would have to be made in consultation with the customer. JPS Automotive purchases its raw materials from a few large suppliers; however, JPS Automotive believes there are readily available substitute sources of supply for its raw materials should the need for alternate sources arise. The price of man-made fibers, such as nylon and polyester, is influenced by demand, manufacturing capacity and polymer and petroleum prices.

Employees


As of December 27, 1997, JPS Automotive employed 1,743 persons, with 1,711 involved primarily in engineering, research, development, manufacturing and production, 30 involved in administration and 2 involved in marketing and sales. JPS Automotive considers relations with its employees to be generally good.


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

Research and Development


JPS Automotive has always maintained an active design and development effort geared toward new or enhanced products. Management believes these capabilities were enhanced by C&A's ownership of JPS Automotive a result of the 1996 Acquisition. JPS Automotive believes its competitive position has been enhanced as OEMs have transferred more responsibility for the design and development of textiles to their suppliers.

Transactions and Arrangements with Affiliates

For a discussion of certain transactions and arrangements between C&A Products and JPS Automotive, see Note 12 to JPS Automotive Consolidated Financial Statements.


Item 2.  Properties


Response to Item 2 of Form 10-K is in accordance with General Instruction I(2)(d) to Form 10-K. JPS Automotive conducts its operations in two manufacturing facilities, both of which are owned. Floor space at the two facilities, which are located in North Carolina and South Carolina, totals approximately 1.2 million square feet. JPS Automotive has another facility, with approximately 0.8 million square feet, which will be closed in the second quarter of 1998 in accordance with plans to transfer certain manufacturing processes to an existing C&A Products facility. See Note 12 to JPS Automotive Consolidated Financial Statements.


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

The indenture governing the Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to Senior Notes and investments other than as permitted) ("Restricted Payments") unless (i) there is no default under the Senior Notes indenture, (ii) after giving pro forma effect to the Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cash flow to interest expense and (iii) the aggregate of all Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the 1996 Acquisition and as of December 27, 1997. The Restricted Payments Tests are subject to a number of significant exceptions.


During fiscal year 1997, JPS Automotive made distributions to C&A Products totaling $44.6 million, which included the $35 million distribution of a portion of the proceeds received from the sale of Airbag, as permitted under the restricted payments provision of the Senior Notes. During fiscal year 1996, JPS Automotive made no distributions to its partners.


Item 6.  Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction I(2)(a) to Form 10-K, the following discussion is management's narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year presented and the fiscal year immediately preceding it.

JPS Automotive manufactures and supplies textiles and specialty textile products for passenger car and light truck production in North America. On June 28, 1994, JPS Automotive acquired the assets of the automotive products and industrial fabrics divisions of JPS Textile Group, Inc. (the "1994 Acquisition"). On December 11, 1996, C&A, through its subsidiaries, acquired JPS Automotive from Foamex International in the 1996 Acquisition. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of JPS Automotive and Products Corp. included in this report.

On July 24, 1997, JPS Automotive completed the sale of Airbag, its airbag and industrial fabric business, to Safety Components, International, Inc. for a purchase price of approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the fair value of Airbag determined during the 1996 Acquisition. Pursuant to the indenture governing the Senior Notes, C&A Products caused JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the Senior Notes. Pursuant to such offer, which expired September 16, 1997, JPS Automotive repurchased and retired $23 thousand principal amount of Senior Notes. During October 1997, C&A Products caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35 million to C&A Products, as permitted under the restricted payment provisions of the Senior Notes indenture.

The consolidated balance sheets as of December 27, 1997 and December 28, 1996, and consolidated statements of operations, cash flows and owners' equity for the fiscal year ended December 27, 1997 and the period from December 12, 1996, to December 28, 1996, pertain to JPS Automotive. The consolidated statements of operations, cash flows and owners' equity for the period from January 1, 1996, to December 11, 1996 pertain to JPS Automotive as it existed following the 1994 Acquisition and prior to the 1996 acquisition (the "Predecessor Company").

Foamex International and its affiliates provided JPS Automotive with certain legal, accounting, auditing and other administrative services pursuant to the terms of a services agreement between Foamex International and its affiliates and JPS Automotive (the "JPS Automotive Services Agreement"). The JPS Automotive Services Agreement was transferred to and assumed by C&A in connection with the 1996 Acquisition. C&A has expanded the services provided pursuant to the JPS Automotive Services Agreement. Therefore, historical amounts for selling, general and administrative expenses may not be directly comparable to amounts reported by JPS Automotive after the 1996 Acquisition.


Fiscal Year 1997 Compared to the Combined Period from December 12, 1996 to December 28, 1996 (JPS Automotive), and January 1, 1996 to December 11, 1996 (Predecessor Company) (the "1996 Combined Period")


JPS Automotive has presented management's discussion and analysis of fiscal year 1997 against the 1996 Combined Period as JPS Automotive believes that the data is comparable and that a recasting of the data to provide a comparison of comparable calendar periods would be unduly burdensome. Management believes that there are no seasonal or other factors which are not discussed in this report which materially affect the comparability of the 1997 fiscal year and the 1996 Combined Period.

Net Sales: Net sales for the twelve months ended December 27, 1997 were $247.3 million as compared to $225.4 million for the 1996 Combined Period. The approximately $21.9 million increase in sales was primarily due to higher sales levels of automotive carpet products as a result of increased production of the automotive and light truck programs which JPS Automotive supplies. In addition, bodycloth sales increased over the prior year due to new business on the Nissan Altima and increased build and mix penetration on the Toyota Camry.

Gross Profit: Gross profit as a percentage of sales decreased to 15.0% for the twelve months ended December 27, 1997 as compared to 16.2% in the 1996 Combined Period. This is due to a shift towards lower margin automobile and light truck programs that began in the second half of 1996 and continued through the first half of 1997.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased to $15.7 million for the twelve months ended December 27, 1997 from $19.6 million in the 1996 Combined Period. This decrease is a result of lower administrative costs resulting from the 1996 Acquisition.

Interest Expense: Interest and debt issuance expense decreased to $10.7 million for the twelve months ended December 27, 1997 from $20.9 million in the 1996 Combined Period primarily due to the lower overall outstanding debt levels following the 1996 Acquisition. In connection with the 1996 Acquisition, JPS Automotive's revolving facilities were repaid and terminated and $68.0 million in Senior Notes were retired. As a result of the 1996 Acquisition, holders of the Senior Notes had a right to put their notes to JPS Automotive. Approximately $3.9 million principal amount of Senior Notes were so put to JPS Automotive and then purchased and retired by JPS Automotive in the first quarter of 1997. During the second quarter of 1997, approximately $19.4 million principal amount of Senior Notes was purchased by JPS Automotive on the open market and retired. No open market purchases were made in the third or fourth quarters of 1997. JPS Automotive repurchased and retired $23 thousand principal amount of Senior Notes in conjunction with an offer to purchase as a result of the 1997 sale of Airbag. During 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products, and C&A Products may borrow up to $5 million from JPS Automotive, at interest rates equal to those charged to C&A Products under its revolving credit facility with The Chase Manhattan Bank. During the twelve months ended December 27, 1997, JPS Automotive was charged $0.1 million in interest in connection with these revolving credit arrangements, reflecting an average interest rate of 7.4%.


Other Income (Expense), Net: Other income for the twelve months ended December 27, 1997 and the 1996 Combined Period related to the sales of fixed assets.


Minority Interest: Minority interest expense of $0.5 million in the 1996 Combined Period related to the minority ownership interest in Cramerton. In connection with the 1996 Acquisition, this minority interest was acquired by C&A Products, and Cramerton is now 100% owned by JPS Automotive.

Income Taxes: The income tax provision for the twelve months ended December 27, 1997 increased to $5.2 million from a $36 thousand benefit in the 1996 Combined Period. This increase resulted from the conversion immediately prior to the 1996 Acquisition whereby JPS Automotive was converted into an association that is taxable as a corporation. The Predecessor Company, as a limited partnership, was not subject to federal income taxes and, therefore, no current or deferred income tax provision had been provided for such taxes.

Income from Discontinued Operations: Income from discontinued operations decreased to $1.7 million in 1997 from $3.6 million in the 1996 Combined Period. This decrease resulted from an increase in the effective tax rate as a result of the 1996 Acquisition as well as the closing of the sale of Airbag on July 24, 1997.

Extraordinary Loss: Extraordinary loss of $0.7 million, net of income taxes of $0.4 million, for the twelve months ended December 27, 1997, relates to the purchase of $19.4 million principal amount of Senior Notes at prices in excess of carrying values.

Net Income: Net income increased to $8.0 million for the twelve months ended December 27, 1997 from a loss of $4.4 million in the 1996 Combined Period primarily due to the reasons cited above.

Liquidity and Capital Resources

JPS Automotive's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on its outstanding indebtedness and capital expenditures. JPS Automotive believes the cash flow from operating activities, cash on hand and periodic capital contributions and borrowings will be adequate to meet operating cash requirements. For a discussion of certain transactions and arrangements and proposed transactions and arrangements between C&A Products and JPS Automotive, see Note 12 to JPS Automotive Consolidated Financial Statements.


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


Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K include industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer taste, dependence on significant automotive customers, changes in the popularity of particular car models, the loss of programs on particular car models and the level of competition in the automotive supply industry as well as factors more specific to JPS Automotive, such as the substantial leverage of JPS Automotive and limitations imposed by the Senior Notes. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see "Item 1. Business" and the above discussion in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes to Consolidated Financial Statements and see also JPS Automotive's other filings with the Securities and Exchange Commission.


Item 7A.      Quantitative and Qualitative Disclosures about Market Risk


Disclosures are not required at this time.


Item 8.       Financial Statements and Supplementary Data

See the Consolidated Financial Statements of JPS Automotive and subsidiaries and Products Corp. included herein and listed on the indices to the Consolidated Financial Statements and Financial Statement Schedule as set forth in Item 14 of this Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.  Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.


Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements

     The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Report on Form 10-K.


(b)   Reports on Form 8-K

     During the last quarter of the period covered by this Report or Form 10-K, the Company filed no reports or Form 8-K.

(c)   Exhibits


Exhibit
Number                              Description
---------                           -----------

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





Exhibit
Number                                                   Description
-------                                                 -------------

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


    4.1       Indenture dated as of June 28, 1994, between Products Corp., as
              Issuer, JPS Automotive, as Guarantor, and Shawmut Bank
              Connecticut, N.A., as Trustee, relating to $180,000,000 principal amount of 11-1/8% Senior Notes due 2001 including form of the JPS
              Automotive Senior Note is hereby incorporated by reference to
              Exhibit 4.2 of Products Corp.'s Registration Statement on Form
              S-1, Registration No. 33-75510.

    4.2       First Supplemental Indenture, dated as of October 5, 1994, between
              Products Corp. and JPS Automotive, as Co-Obligors, and Shawmut
              Bank Connecticut, N.A., as Trustee, relating to the JPS Automotive
              Senior Notes is hereby incorporated by reference to Exhibit 4.48A of Form 10-Q of JPS Automotive and Products Corp. for the fiscal quarter ended October 2, 1994.


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




Exhibit
Number                                                   Description
--------                                                 -----------

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

   10.9       Assignment dated as of December 11, 1996, from Foamex
              International to C&A Products relating to Services Agreement, is hereby incorporated by reference to Exhibit 10.10 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.


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




Exhibit
Number                                                   Description
-------                                                  ------------

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


  10.15       Post 1996 Acquisition Arrangements Under JPS Automotive
              Services Agreement.

     23       Consent of Coopers & Lybrand L.L.P.


     27        Financial Data Schedules

(d)   Schedules

     The schedules listed in the accompanying Index to Financial Statement Schedule are filed as part of this Annual Report on Form 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 13th day of April, 1998.

                                          JPS AUTOMOTIVE L.P.
                                          By:    PACJ, Inc.
                                                 General Partner


                                          By:     /s/ J. Michael Stepp
                                             ---------------------------
                                                 J. Michael Stepp
                                                 Executive Vice President and
                                                 Chief Financial Officer


                                          JPS AUTOMOTIVE PRODUCTS CORP.


                                          By:     /s/ J. Michael Stepp
                                             ----------------------------
                                                 J. Michael Stepp
                                                 Executive Vice President and
                                                 Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated:

Signatures                                     Title                                           Date
-----------                                    -----                                           -----

 /s/ Thomas E. Hannah                          Director and Chief Executive                    April 13, 1998
-----------------------------------            Officer of PACJ, Inc.

Thomas E. Hannah

 /s/ David A. Stockman                         Director of PACJ, Inc.                          April 13, 1998
----------------------------------
David A. Stockman


 /s/ J. Michael Stepp                          Executive Vice President and Chief              April 13, 1998
------------------------------------
J. Michael Stepp                               Financial Officer (Chief Financial
                                               Officer and Chief Accounting Officer)
                                               of JPS Automotive Products Corp.
                                               and PACJ, Inc. and Director of
                                               JPS Automotive Products Corp.


 /s/ Randall J. Weisenburger                   Director of PACJ, Inc.                          April 13, 1998
------------------------------------
Randall J. Weisenburger


                               JPS Automotive L.P.

                          JPS Automotive Products Corp.

                   Index to Consolidated Financial Statements


















                                                                                                             Page
Index to Consolidated Financial Statements                                                                    F-1

JPS Automotive L.P. and Subsidiaries:
    Report of Independent Public Accountants                                                                  F-2
    Report of Independent Accountants                                                                         F-3
    Consolidated Balance Sheets as of December 27, 1997, and December 28, 1996                                F-4
    Consolidated Statements of Operations for the year ended December 27, 1997, for the period from
       December 12, 1996, to December 28, 1996, and from January 1, 1996, to December 11, 1996, and for
       the year ended December 31, 1995                                                                       F-5
    Consolidated Statements of Owners' Equity for the year ended December 27,
       1997, for the period from December 12, 1996, to December 28, 1996, and from January 1, 1996, to December 11, 1996, and for the year ended
       December 31, 1995                                                                                      F-6
    Consolidated Statements of Cash Flows for the year ended December 27, 1997, for the period from December 12, 1996, to December 28, 1996, and from
       January 1, 1996, to December 11, 1996, and for the year ended December
       31, 1995                                                                                               F-7
    Notes to Consolidated Financial Statements                                                                F-8
JPS Automotive Products Corp:
    Report of Independent Public Accountants                                                                 F-33
    Balance Sheets as of December 27, 1997 and December 28, 1996                                             F-34
    Notes to Financial Statements                                                                            F-35


Report of Independent Public Accountants


To the Partners of JPS Automotive L.P.:


We have audited the accompanying consolidated balance sheets of JPS Automotive L.P. (a Delaware limited partnership and an indirect subsidiary of Collins & Aikman Corporation) and subsidiaries as of December 27, 1997, and December 28, 1996, and the related consolidated statements of operations, owners' equity, and cash flows for the year ended December 27, 1997, the period from December 12, 1996, to December 28, 1996, and the period from January 1, 1996, to December 11, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The financial statements and schedule of JPS Automotive, L.P. for the year ended December 31, 1995, were audited by other auditors whose report dated February 9, 1996, expressed an unqualified opinion on those statements. The opinion of such auditors does not cover the restatement of those statements discussed in Note 11.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPS Automotive L.P. and subsidiaries as of December 27, 1997, and December 28, 1996, and the results of their operations and their cash flows for the year ended December 27, 1997, the period from December 12, 1996, to December 28, 1996, and the period from January 1, 1996, to December 11, 1996, in conformity with generally accepted accounting principles.


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


We have also audited the adjustments that were applied to restate the 1995 consolidated financial statements for the discontinued operations described in
Note 11. In our opinion, such adjustments are appropriate and have been properly applied.



                                                         ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
    March 26, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of JPS AUTOMOTIVE L.P.:


We have audited the consolidated statements of operations, owners' equity and cash flows of JPS Automotive L.P. and subsidiaries for the year ended December 31, 1995, prior to restatement (and, therefore, not presented herein) for the discontinued operations described in Note 11 to the restated consolidated financial statements. Our audit also included the consolidated financial statement schedule as of December 31, 1995. These consolidated financial statements are the responsibility of JPS Automotive's management. Our responsibility is to express an opinion on these consolidated financial statements (prior to restatement) based on our audit.


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


In our opinion, the consolidated financial statements (prior to restatement) referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule (prior to restatement), when considered in relation to the basic consolidated financial statements (prior to restatement), taken as a whole presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.


Spartanburg, South Carolina
February 9, 1996








                      JPS Automotive L.P. and Subsidiaries

                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                      December 27,   December 28,
                                 Assets                                  1997           1996
                                 ------                            --------------   -------------
Current assets:
    Cash and cash equivalents                                        $   9,271    $     198
    Accounts receivable, net of allowance for doubtful accounts of
       $6,018 and $5,896                                                37,038       26,840
    Inventories                                                         19,275       14,290
    Revolving loan due from C&A Products                                 4,500            0
    Deferred tax assets                                                  5,369        4,647
    Net assets of discontinued operations                                    0       50,418
    Receivables from related parties                                     1,974            0
    Other current assets                                                 4,269        4,789
                                                                     ---------    ---------
                 Total current assets                                   81,696      101,182
                                                                     ---------    ---------
Property, plant and equipment:
    Land and land improvements                                           4,581        4,893
    Buildings and leasehold improvements                                12,412       11,264
    Machinery, equipment and furnishings                                43,433       37,847
    Construction in progress                                               415        5,793
                                                                      --------      -------
                 Total                                                  60,841       59,797
    Less - Accumulated depreciation and amortization                    (5,371)        (285)
                                                                       -------      --------
             Property, plant and equipment, net                         55,470       59,512


Goodwill, net of amortization                                          103,310      114,769
Demand receivable due from C&A for income taxes                          6,548          328
Debt issuance costs, net of amortization                                 2,667        3,370
Other assets                                                               916        7,187
                                                                     ---------      -------
                                                                     $ 250,607    $ 286,348
                                                                     =========      =======



                      Liabilities and Owners' Equity
                      -------------------------------
Current liabilities:
    Accounts payable                                                 $  12,083    $  12,014
    Accrued expenses                                                    13,677       21,996
                                                                     ---------    ---------
                 Total current liabilities                              25,760       34,010
                                                                     ---------    ---------

Long-term debt                                                          91,843      117,175
                                                                     ---------     --------
Other liabilities                                                       10,008       12,638
                                                                     ---------     --------

Commitments and contingencies

Owners' equity:

    General partner                                                     48,073       48,073
    Limited partner                                                     74,923       74,452
                                                                       -------     ---------
                 Total owners' equity                                  122,996      122,525
                                                                       -------     --------
                                                                     $ 250,607    $ 286,348
                                                                       =======      =======


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.





                      JPS Automotive L.P. and Subsidiaries

                      Consolidated Statements of Operations
                             (dollars in thousands)










                                                                                          Predecessor Company
                                                                                      -----------------------------
                                                                  Period from         Period from
                                                                  December 12,         January 1,
                                                  Year Ended        1996, to            1996, to       Year Ended
                                                 December 27,     December 28,        December 11,    December 31,
                                                     1997             1996                1996            1995
                                                 -----------      ------------       ------------     ------------
Net sales                                         $ 247,271       $   6,370            $ 219,039       $ 239,016

Cost of goods sold                                  210,081           6,008              182,818         194,932
                                                  ---------       ---------            ---------       ---------

Gross profit                                         37,190             362               36,221          44,084

Selling, general and administrative expenses         15,678             885               18,740          19,376
                                                  ---------       ---------            ---------       ---------


Income (loss) from operations                        21,512            (523)              17,481          24,708

Interest expense                                     10,681             550               20,363          22,231

Other income (expense), net                           1,464              21               (4,668)            279

Minority interest in consolidated subsidiary              0               0                  551            (403)
                                                  ---------       ---------            ---------       ---------


Income (loss) before income taxes                    12,295          (1,052)              (6,999)          2,353

Income tax provision (benefit)                        5,199            (388)                 352              30
                                                  ---------       ---------            ---------       ---------

Income (loss) from continuing operations              7,096            (664)              (7,351)          2,323
Income from discontinued operations, net of
    income tax of $1,044, $11, $0 and $0              1,662              18                3,615           6,206
                                                  ---------       ---------            ---------       ---------

Income (loss) before extraordinary loss               8,758            (646)              (3,736)          8,529
Extraordinary loss on extinguishment of
    debt, net of income tax of $442                     721               0                    0               0
                                                  ---------       ---------            ---------       ---------

Net income (loss)                                 $   8,037       $    (646)           $  (3,736)      $   8,529
                                                  =========       =========            =========       =========



The accompanying notes to consolidated financial statements are an integral part of these statements.





                      JPS Automotive L.P. and Subsidiaries

                    Consolidated Statements of Owners' Equity
                             (dollars in thousands)









                                                 Limited Partner   General Partner    Total
                                                 ---------------   --------------     -----
    Predecessor Company-
   Balance, December 31, 1995                          $ 105,054    $   1,061    $ 106,115
   Net loss                                               (3,699)         (37)      (3,736)
                                                       ---------    ---------    ---------
   Balance, December 11, 1996                            101,355        1,024      102,379
   Acquisition of JPS Automotive by Collins & Aikman
       Corporation                                      (101,355)      (1,024)    (102,379)
                                                       ---------    ---------    ---------

                                                       $       0    $       0    $       0
                                                       =========    =========     ========



JPS Automotive-
   Pushdown of acquisition basis and
       initial contributions by partners               $  70,980    $  48,074    $ 119,054
   Cash contributions by partners                          4,117            0        4,117
   Net loss                                                 (645)          (1)        (646)
                                                       ---------    ---------     --------
   Balance, December 28, 1996                             74,452       48,073      122,525
   Contributions by partners-
      Cash                                                32,369            0       32,369
      Other                                                5,142            0        5,142
   Distributions to partners                             (44,625)           0      (44,625)
   True-up of pushdown acquisition basis                    (452)           0         (452)
   Net income                                              8,037            0        8,037
                                                       ---------    ---------    ---------
   Balance, December 27, 1997                          $  74,923    $  48,073    $ 122,996
                                                       =========    =========    =========


The accompanying notes to consolidated and combined financial statements are an integral part of these statements.




                      JPS Automotive L.P. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                                    Predecessor Company
                                                                                                 ---------------------------
                                                                                     Period from  Period from
                                                                                     December 12,  January 1,
                                                                      Year Ended      1996, to      1996, to      Year Ended
                                                                      December 27,   December 28, December 11,   December 31,
                                                                             1997        1996       1996          1995
                                                                      ------------   -----------  ------------   -----------
Operating activities:
   Net income (loss)                                                   $  8,037        $ (646)     $ (3,736)       $ 8,529
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities-
      Income from discontinued operations                                (1,662)          (18)       (3,615)        (6,206)
      Extraordinary loss, net                                               721             0             0              0
      Deferred income tax expense                                        11,190           (60)            0              0
      Depreciation and amortization                                       7,868           373        10,492          9,856
      Interest accretion and debt issuance cost
        amortization                                                       (322)            0         1,115          1,081
      Other, net                                                            215           (21)        3,898            (88)
      Changes in operating assets and liabilities, net of acquisition:
        Accounts receivable                                             (10,414)         (102)          776           (642)
        Inventories                                                      (4,986)          596            40          1,085
        Accounts payable                                                     69        (2,846)       (3,483)        (4,930)
        Other assets and liabilities                                     (6,401)      (10,784)        7,781         (2,504)
                                                                       ---------      -------         -----         -------

        Net cash provided by (used in) continuing
           operations                                                     4,315       (13,508)       13,268          6,181

      Net cash provided by (used in) discontinued
        operations, net                                                     478        (1,777)       11,105          8,396
                                                                       --------        ------        ------          -----

        Net cash provided by (used in) operating
           activities                                                     4,793       (15,285)       24,373         14,577
                                                                        -------       --------       ------         ------
Investing activities:
   Capital expenditures, net                                             (3,692)         (435)       (4,438)       (17,110)
   Proceeds from disposition of discontinued
      operations                                                         55,900             0             0              0
   Payment to related party for assumption of
      environmental liabilities                                          (4,136)            0             0              0
   Acquisition, net of cash acquired                                          0             0             0         (4,653)
   Other                                                                  1,391             0            85             80
                                                                         ------       -------         -----         ------
        Net cash provided by (used in) investing
           activities                                                    49,463          (435)       (4,353)       (21,683)
                                                                         ------        -------       -------        -------


Financing activities:
   Net proceeds from (repayments and advances on)
      revolving loans                                                    (4,500)            0        (9,563)         2,521
   Repayment of long-term debt                                          (25,627)      (26,878)       (1,415)          (785)
   Capital contributions from partners                                   32,369        30,995             0              0
   Distributions to C&A Products                                        (44,625)            0             0              0
   Increase in amounts due C&A Products, net                             (2,800)            0             0              0
   Distributions to minority interest                                         0             0           (78)           (62)
                                                                         ------        ------       --------        -------
        Net cash provided by (used in) financing
           activities                                                   (45,183)        4,117       (11,056)         1,674
                                                                        -------        ------       --------        -------
Net increase (decrease) in cash and cash equivalents                      9,073       (11,603)        8,964         (5,432)
Cash and cash equivalents at beginning of period                            198        11,801         2,837          8,269
                                                                         ------        ------       --------        -------
Cash and cash equivalents at end of period                              $ 9,271      $    198      $ 11,801        $ 2,837
                                                                         ======        ======       ========        =======



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      JPS Automotive L.P. and Subsidiaries

                   Notes to Consolidated Financial Statements





1.  Organization and Basis of Presentation:


JPS Automotive L.P. and subsidiaries ("JPS Automotive" or the "Company") operate in the automotive products segment in North America, including the design, manufacture and sale of carpet components and interior fabrics for passenger cars and light trucks. On December 11, 1996, all of the outstanding equity of the Company was acquired from Foamex International, Inc. ("Foamex") by Collins & Aikman Corporation ("C&A"), through its subsidiaries (the "1996 Acquisition"). (See Note 2.)


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


JPS Automotive is the beneficial owner of Cramerton (as defined in Note 2). As a result of the 1996 Acquisition, the Company owns a 98% limited partnership interest and a 1% general partnership interest in Cramerton and, through its subsidiary, Cramerton Management Corporation ("CMC"), beneficially owns a 1% general partnership interest. Prior to the 1996 Acquisition, the Predecessor Company was the beneficial owner of an 80% interest in Cramerton. In connection with the 1996 Acquisition, Collins & Aikman Products Co., a wholly-owned subsidiary of C&A ("C&A Products"), purchased the 20% minority interest in Cramerton from Seiren Co. Ltd. and its affiliates. JPS Automotive subsequently acquired the 20% minority interest previously owned by the Seiren entities.



On July 24, 1997, JPS Automotive completed the sale of its Air Restraint and Technical Products Division, an airbag and industrial fabric business, ("Airbag") to Safety Components International, Inc. JPS Automotive has accounted for the financial results and net assets of Airbag as a discontinued operation. Accordingly, previously reported financial results for all periods have been restated to reflect Airbag as a discontinued operation. (See Note 11)

The consolidated balance sheets as of December 27, 1997, and December 28, 1996, and the consolidated statements of operations, cash flows and owners' equity for the year ended December 27, 1997, and the period from December 12, 1996, to December 28, 1996, pertain to JPS Automotive. The consolidated statements of operations, cash flows and owners' equity for the period from January 1, 1996, to December 11, 1996, and for the year ended December 31, 1995, pertain to the Predecessor Company.



2.  JPS Automotive Acquisition:



As discussed in Note 1, on December 11, 1996, C&A, through its subsidiaries, acquired JPS Automotive from Foamex pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996. The purchase price for the 1996 Acquisition was an aggregate of approximately $220 million, consisting of approximately $195 million of indebtedness of JPS Automotive and $25 million in cash paid to Foamex.


In the 1996 Acquisition, C&A Products acquired a .9999% limited partnership interest in JPS Automotive from Foamex and a 99% limited partnership interest in JPS Automotive from FJPS. PACJ, Inc., a wholly owned subsidiary of C&A Products, acquired a .0001% general partnership interest in JPS Automotive from JPSGP. Accordingly, 100% of the partnership interests in JPS Automotive are owned by PACJ, Inc. and C&A Products, which are, respectively, indirect and direct wholly owned subsidiaries of C&A.



In addition, as discussed in Note 1, on December 11, 1996, C&A Products also purchased from Seiren Co. Ltd. and its affiliates for $10 million the 20% minority interest in Cramerton Automotive Products, L.P. ("Cramerton"). JPS Automotive subsequently acquired the 20% minority interest previously held by the Seiren entities. In December 1997, Cramerton was converted into a corporation through the merger of Cramerton into its general partner.



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


In addition to the pushdown of goodwill, adjustments to certain assets and liabilities of the Predecessor Company were recorded by the Company as a result of the 1996 Acquisition and the application of pushdown accounting. A comparison of the Company's assets and liabilities to those of the Predecessor Company is as follows:


                                        Predecessor            JPS
                                         Company               Automotive
                                        -------------      ---------------
                                         December 11,       December 12,
                                             1996                 1996
                                        -------------       -----------------
Current assets                               $133,690           $111,409
Property, plant and equipment, net             85,080             59,366
Debt issuance costs, net                        6,113              3,370
Goodwill                                      117,664            114,884
Other assets                                    1,146              7,180
Current liabilities                            40,665             47,260
Long-term debt                                190,608            117,170
Other liabilities                               3,425             12,695
Minority interest                               6,616                  0

The above December 12, 1996 balances, which were subject to postclosing adjustment, reflect the revaluation of the JPS Automotive assets and liabilities to their estimated fair values at the date of the 1996 Acquisition. The purchase price allocation related to the JPS Automotive acquisition established certain reserves related to management's plans to rationalize certain acquired manufacturing facilities (see Note 7). During 1997, the Company finalized the purchase price and received approximately $11.2 million from the seller as a reduction of the purchase price. The impact of management's final plans, the settlement of the purchase price adjustment and certain other revisions to preliminary estimates resulted in a reduction of goodwill during fiscal 1997 of approximately $5.0 million.


Unaudited pro forma consolidated income from continuing operations of the Company for the period from January 1, 1996, to December 28, 1996, and for the year ended December 31, 1995, assuming that the 1996 Acquisition occurred at the beginning of each period, would have been approximately $0.4 million and $7.4 million, respectively. Unaudited pro forma consolidated net income for the same periods using the same assumptions would have been approximately $4.0 million and $13.5 million, respectively. The pro forma adjustments, which would not affect net sales, reflect primarily reduced depreciation, goodwill amortization and interest expense offset by the pro forma impact of income taxes.

Following the acquisition by C&A Products of JPS Automotive in December 1996, C&A Products began to develop plans to rationalize certain manufacturing locations as well as marketing and administrative functions. These transactions and arrangements and proposed transactions and arrangements were approved by the Board of Directors of PACJ, Inc., the general partner of JPS Automotive, and were reviewed by an investment banking firm of national standing, which issued an opinion confirming they are fair to JPS Automotive from a financial point of view. See Note 12 for further discussion.




3.  Summary of Significant Accounting Policies:


Consolidation



The consolidated financial statements include the accounts of JPS Automotive and all subsidiaries that JPS Automotive directly or indirectly controls, either through majority ownership or otherwise. Minority interest represents the minority partners' proportionate shares of the equity in Cramerton prior to the 1996 Acquisition. Intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% controlled companies are accounted for on the equity method.



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


In connection with the 1996 Acquisition, the Company's property, plant and equipment was recorded at the appraised values reflecting the intended future use of the facilities and equipment. Reserves for facility shutdowns and other associated costs were provided for in the purchase accounting adjustments. (See
Note 7.)


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


As a result of its ongoing assessment of long-lived assets, during the period from January 1, 1996, to December 11, 1996, the continuing operations of the Predecessor Company recorded a charge of approximately $4.4 million for the write-down of certain machinery and equipment to their estimated realizable values as the assets were assessed by management to have no continuing use due primarily to the loss of certain programs and a loss of a headliner customer. The write-down of machinery and equipment is included in other income (expense), net in the accompanying consolidated statement of operations.


Debt Issuance Costs


Debt issuance costs consist of amounts incurred in obtaining long-term financing. These costs are amortized over the term of the related debt using the interest method. Accumulated amortization as of December 27, 1997, was approximately $0.7 million.


In connection with the 1996 Acquisition and the subsequent retirement of debt, $2.7 million of debt issuance costs were eliminated as a result of the application of pushdown accounting. (See Note 2.)

Goodwill


As discussed in Note 2, the acquisition of JPS Automotive by C&A has been accounted for as a purchase and, pursuant to SAB No. 54 and the rules of pushdown accounting, gave rise to a new basis of accounting. As a result, the amount by which the purchase price and related acquisition expenses exceeded the fair value of the net assets acquired has been recorded by JPS Automotive as goodwill in the accompanying December 27, 1997, and December 28, 1996, consolidated balance sheet and is being amortized over a 40-year period. Accumulated amortization as of December 27, 1997 and December 28, 1996, was approximately $2.6 million and $0.1 million, respectively. The carrying value of goodwill will be reviewed periodically based on the undiscounted cash flows and pretax income over the remaining amortization period. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of goodwill will be reduced. At December 27, 1997, the Company believes the goodwill is fully recoverable.


Environmental Matters


The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. Accruals for environmental liabilities at December 28, 1996, are primarily included in the consolidated balance sheet as other noncurrent liabilities at undiscounted amounts and exclude claims for recoveries from insurance or other third parties.


In December 1997, another subsidiary of C&A Products assumed substantially all of the environmental liabilities of JPS Automotive and its subsidiaries in exchange for a payment of approximately $4.1 million. As a result, environmental liabilities totaling $4.6 million have been excluded from the accompanying December 27, 1997 balance sheet and a gain of $0.5 million has been recorded as a capital contribution from C&A Products due to the related party nature of this transaction. JPS Automotive will remain contingently liable for these environmental liabilities.


Postemployment Benefits



Under the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," benefits attributable to employee services rendered are accrued when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.



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

Interest Rate Swap Agreement


The differential to be paid or received under an interest rate swap agreement is recognized in the current period as interest rates change as an adjustment to interest expense. At December 27, 1997, and December 28, 1996, there were no outstanding interest rate swap agreements.


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



The Predecessor Company, as a limited partnership, was not subject to federal income taxes and, therefore, no current or deferred income tax provision has been provided for such taxes prior to the 1996 Acquisition. However, the limited partnership had provided for the income taxes of certain states for which it is subject and federal and state income taxes associated with the operations of Products Corp. The partners included their respective shares of income or loss of JPS Automotive on their federal and applicable state income tax returns. JPS Automotive had a tax-sharing agreement that provided for payment to the partners of amounts that would be required to be paid if JPS Automotive were a corporation filing separate income tax returns. At the time of the 1996 Acquisition, Foamex assigned to C&A Products the tax-sharing agreement.



Newly Issued Accounting Standards


In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance. This statement also requires that a public business enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. JPS Automotive has not finalized its assessment of the impact of this statement on its disclosure requirements.



4.  Inventories:


The components of inventories consist of (in thousands):

                                      December 27, 1997   December 28, 1996
                                      -----------------   -----------------
Raw materials and supplies                    $ 7,254          $ 4,210
Work-in-process                                 8,407            7,323
Finished goods                                  3,614            2,757
                                              -------          -------
                 Total                        $19,275          $14,290
                                             ========          ========


5.  Accrued Expenses:


Accrued expenses are summarized below (in thousands):


                                                   December 27,     December 28,
                                                       1997            1996
                                                   ------------     -----------
Payroll, severance and employee benefits               $ 6,777       $ 9,228
Warranty reserve                                             0         4,090
Acquisition costs                                            0         3,875
Other                                                    6,900         4,803
                                                       -------      --------
                 Total                                 $13,677       $21,996
                                                       =======      ========


6.  Long-term Debt:


Long-term debt consists of (in thousands):


                                                 December 27,      December 28,
                                                      1997               1996
                                                 -------------     ------------
11-1/8% senior notes due 2001                        $ 88,668         $111,968
Add - Premium on senior notes                           3,175            5,207
                                                     --------         ---------
                 Long-term debt                      $ 91,843         $117,175
                                                     ========         ========
                                      F-15

11-1/8% Senior Notes Due 2001 ("Senior Notes")



The Senior Notes were issued on June 28, 1994. Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year. The Senior Notes mature on June 15, 2001.


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



The Company is not required to make mandatory redemption or sinking fund payments except in the case of certain asset sales or a change of control (as defined in the indenture for the Senior Notes). In addition, the Senior Notes are not subject to optional redemption, except in connection with certain public offerings of common stock or following a change of control (as so defined). The 1996 Acquisition resulted in a change of control which, under the terms of the indenture for the Senior Notes, gave holders of the Senior Notes the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of Senior Notes were so put to the Company and then repurchased on March 10, 1997. In addition, JPS Automotive repurchased $23 thousand principal amount of Senior Notes in conjunction with an offer to purchase as a result of the 1997 sale of Airbag (see Note 11). In addition, during 1997, JPS Automotive purchased $19.4 million of Senior Notes in the open market. These notes were subsequently retired. To fund these purchases (including premium and interest paid), C&A Products made capital contributions as well as loaned funds in accordance with the revolving credit arrangement discussed below.

The indenture governing the Senior Notes generally prohibits JPS Automotive from making certain payments and investments (generally, dividends and distributions on its equity interests, purchases or redemptions of its equity interests, purchases of any indebtedness subordinated to the Senior Notes and investments other than as permitted) (the "Restricted Payments") unless (i) there is no default under the Senior Notes indenture; (ii) after giving pro forma effect to the Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income, since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "Restricted Payments Tests"). These conditions were satisfied immediately following the 1996 Acquisition and as of December 27, 1997. The Restricted Payments Test are subject to a number of significant exceptions. The indenture governing the Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock, asset dispositions and transactions with affiliates including C&A and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.



The Senior Notes rank senior in right of payment to all existing or future subordinated indebtedness of JPS Automotive and on an equal basis in right of payment with all existing or future senior indebtedness of JPS Automotive.


Term and Revolving Loans


The Predecessor Company maintained a credit agreement which provided for loans of up to $35 million of which $10 million was available as a term loan and up to $25 million was available under a revolving line of credit. In connection with the 1996 Acquisition, the outstanding borrowings at December 11, 1996, of $9.2 million under the term loan were repaid. At December 11, 1996, there were no outstanding borrowings under the revolving line of credit. The funds to extinguish the term debt on behalf of the Company were recorded as a capital contribution from C&A. The credit agreement was subsequently terminated.


Cramerton had a $15 million revolving line of credit (the "Cramerton Credit Facility"), with recourse only to Cramerton. In connection with the 1996 Acquisition, the outstanding borrowings at December 11, 1996, of approximately $4.8 million under the Cramerton Credit Facility were repaid.



During 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products and C&A Products may borrow up to $5 million from JPS Automotive. The borrower is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement. During the year ended December 27, 1997, JPS Automotive was charged $0.1 million in net interest related to these revolving credit arrangements, reflecting an average interest rate during the year of 7.4%. At December 27, 1997, there was an outstanding balance of $4.5 million owed to JPS Automotive under this arrangement.

Interest Rate Swap Agreements


The Predecessor Company entered into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Predecessor Company did not hold or issue financial instruments for trading purposes. During the period from January 1, 1996, to December 11, 1996, and the year ended December 31, 1995, the effect of the interest rate swaps described above was a favorable adjustment to interest expense of $0.8 million and $1.0 million, respectively. The interest rate swap agreements were terminated during 1996.



7.  Facility Closing Costs:


In connection with the 1996 Acquisition, JPS Automotive eliminated certain redundant sales and administrative functions, closed one manufacturing facility in 1997 and formulated plans to exit two additional manufacturing facilities in 1998. In addition, JPS Automotive is in the process of relocating certain manufacturing processes from a JPS Automotive facility to an existing facility of another Collins & Aikman subsidiary. These actions affect approximately 640 employees. Original estimates of the total costs accrued for the shutdown of facilities and severance and other personnel costs were $2.2 million and $7.0 million, respectively. During 1997, JPS Automotive revised these estimates upon finalization of the plans and increased the accruals for the shutdown of facilities and severance and other personnel costs to $2.7 million and $7.7 million, respectively.


The components of the reserves for these facility closings, which are expected to be completed during fiscal 1998, are as follows (in thousands):


                                                                                 Changes in        Remaining Reserve
                                                              Original Reserve     Reserve        December 27, 1997
                                                              ----------------     ---------     ------------------
Anticipated expenditures to close and
    dispose of idled facilities                                $  2,746            $   (323)           $  2,423
Anticipated severance benefits                                    7,655              (2,896)              4,759
                                                               --------            --------            --------
                                                               $ 10,401            $ (3,219)           $  7,182
                                                               ========            =========           ========




8.  Employee Benefit Plans:


The 1996 Acquisition did not significantly affect the employee benefit plans offered to the employees of JPS Automotive. However, C&A has transitioned the benefits of JPS Automotive to plans that are consistent with benefits offered to the existing employees of C&A and its subsidiaries. Effective January 1, 1998, the defined benefit, defined contribution and post-retirement medical plans of JPS Automotive were merged into the plans of C&A. Under the provisions of these plan mergers, the accounts established in the C&A plans for the active plan participants were credited for benefits earned in the JPS Automotive plans through December 31, 1997. These plan mergers did not significantly affect the benefits provided to retired, fully vested or active plan participants. The disclosures below reflect the plans of JPS Automotive prior to the merger with the related plans of C&A.

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


Net periodic pension cost of continuing operations included the following (in thousands):


                                                                                     Predecessor Company
                                                                            -------------------------------------
                                                      Period from             Period from
                                                      December 12,          January 1, 1996,
                                  Year Ended            1996, to            to December 11,        Year Ended
                               December 27, 1997   December 28, 1996              1996          December 31, 1995
                              -----------------   ------------------        ---------------     ------------------
Service cost                          $   901           $    37                 $   740              $   613
Interest cost                             267                 5                     101                   44
Actual return on plan assets             (141)               (2)                    (36)                  (2)
Net amortization and
    deferral                               28                 0                      47                   31
                                      -------           -------                 -------              -------
                 Total                $ 1,055           $    40                 $   852              $   686
                                      =======           =======                 ========             =======


The Company's funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended. Plan investments consist primarily of equity and fixed income securities.

The following table sets forth the funded status of the Plan and the amounts recognized in the accompanying consolidated balance sheets as of December 27, 1997, and December 28, 1996, (in thousands):


                                                                    December 27,        December 28,
                                                                         1997              1996
                                                                   ------------       ---------------

Actuarial present value of accumulated benefit obligations-

       Vested benefits                                                  $(2,147)          $(1,559)
       Nonvested benefits                                                  (356)             (260)
                                                                        --------          --------
                 Accumulated benefit obligations                        $(2,503)          $(1,819)
                                                                        ========          ========


Total projected benefit obligations                                     $(3,697)          $(2,666)
Fair value of plan assets                                                 2,377             1,323
                                                                        --------          -------
Plan assets less than projected benefit obligations                      (1,320)           (1,343)
Unrecognized net loss                                                        29                 0
                                                                        --------          -------
                 Accrued pension cost                                   $(1,291)          $(1,343)
                                                                        ========          ========



Significant assumptions used in determining the plan's unfunded status are as follows:


                                                                    December 27,         December 28,
                                                                        1997                 1996
                                                                   ------------         ------------
Expected long-term rate of return on plan assets                       9.00%               8.00%
Discount rate on projected benefit obligations                         7.00                7.25
Rates of increase in compensation levels (where applicable)            4.50                4.25
                                                                       =====               =====

Defined Contribution Plan


JPS Automotive maintains a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code that covers eligible nonunion employees. Employee contributions are voluntary and subject to certain limitations as imposed by the Internal Revenue Code. JPS Automotive makes a matching contribution of 25% of each employee's contribution with a maximum matching contribution of 1-1/2% of each employee's base compensation. The Predecessor Company also provided an additional 25% match of each employee's contribution to a fund which invests in Foamex common stock with a maximum contribution of 3% of each employee's base compensation. JPS Automotive's contributions were approximately $0.3 million for the year ended December 27, 1997, and $25 thousand for the period from December 12, 1996, to December 28, 1996; the Predecessor Company's contributions were approximately $0.4 million for the period from January 1, 1996, to December 11, 1996, and $0.2 million for the year ended December 31, 1995.


Postretirement Benefits


JPS Automotive provides postretirement health care and life insurance benefits for eligible employees and retirees of the Company and retirees of the Predecessor Company. These plans are unfunded and JPS Automotive retains the right to modify or eliminate these benefits.

In December 1997, another subsidiary of C&A Products assumed the postretirement benefit liabilities of certain plan participants who, as of January 1, 1997, were either active and fully eligible or retired. As a result, postretirement benefit liabilities totaling $1.3 million and related deferred tax assets of $0.5 million have been excluded from the accompanying December 27, 1997 balance sheet and recorded as a net capital contribution of $0.8 million from C&A Products due to the related party nature of this transaction. JPS Automotive will remain contingently liable for these postretirement liabilities.



The components of the expense of continuing operations for postretirement benefits are (in thousands):



                                                                             Predecessor Company
                                                                         -------------------------
                                                      Period from        Period from
                                                      December 12,        January 1,
                                         Year Ended     1996, to           1996, to     Year Ended
                                          December    December 28,       December 11,  December 31,
                                          27, 1997        1996               1996          1995
                                          ---------   ------------      ------------- ------------
Service cost for benefits earned             $194          $ (1)          $(20)          $(20)
Interest cost on liability                    236             4             75             58
Amortization of unrecognized loss               0             0             29              0
                                              ----          ----           ----           -----
Net periodic postretirement benefit cost     $430          $  3           $ 84           $ 38
                                             =====          ====           ====           ====


The following table sets forth the amount of net postretirement benefit obligation included in the accompanying consolidated balance sheets (in thousands):


                                                December 27,      December 28,
                                                      1997              1996
                                                ---------------   -------------
Retirees                                           $    0              $  754
Fully eligible active plan participants               147                 387
Other active plan participants                      1,833                 568
                                                   ------              ------
Accumulated postretirement benefit obligation       1,980               1,709

Unrecognized net loss                                 135                   0
                                                   ------              ------
Net postretirement benefit obligation              $2,115              $1,709
                                                   ======              ======

As part of the 1996 Acquisition, the Company recognized all previously unrecognized net losses.


Since JPS Automotive has capped its annual liability per person and all future cost increases will be passed on to retirees, the annual rate of increase in health care costs does not affect the postretirement benefit obligation. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation as of December 27, 1997, and December 28, 1996, was 7.0% and 7.25%, respectively.


Postemployment Benefits


JPS Automotive provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. As of December 27, 1997, and December 28, 1996, JPS Automotive's liability for postemployment benefits was $0.4 million for each period and is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

9.  Income Taxes:


Immediately prior to the 1996 Acquisition, JPS Automotive was converted from a Delaware limited partnership into an association which is taxable as a corporation for federal, state and local income tax purposes. The purchase of the entire equity interest in JPS Automotive has been treated as a stock acquisition for federal, state and local income tax purposes. JPS Automotive remains a Delaware limited partnership for all purposes other than federal and state income taxes.


The acquisition of Cramerton resulted in a termination of the partnership's tax status, resulting in a step-up to fair market value for the underlying assets of Cramerton. Cramerton, a Delaware limited partnership, was recognized as a partnership for tax purposes subsequent to the acquisition. In December 1997, Cramerton was merged into its managing general partner and became taxable as a corporation.


The Company is included in the consolidated federal income tax return of C&A. Income taxes for periods subsequent to the 1996 Acquisition reflect the pushdown of JPS Automotive's impact on the consolidated tax position of C&A.


The provision (benefit) for income taxes of continuing operations includes the following (in thousands):


                                                                                   Predecessor Company
                                                                          ---------------------------------------
                                                   Period from              Period from
                                                   December 12,            January 1,
                             Year Ended            1996, to                  1996, to                Year Ended
                           December 27,            December 28,          December 11,              December 31,
                                1997                 1996                     1996                   1995
                          ------------             ------------          ------------              ----------
Federal-
   Current                $ (5,840)               $   (328)               $      0               $      0
   Deferred                 10,194                     (49)                      0                      0
                          --------                ---------              ---------               --------
                             4,354                    (377)                      0                      0
                          --------                ---------              ---------              ---------
State-
   Current                    (151)                      0                     352                     30
   Deferred                    996                     (11)                      0                      0
                          --------                --------                --------               --------
                               845                     (11)                    352                     30
                          --------                --------                --------               --------
                          $  5,199                $   (388)               $    352               $     30
                           =======                =========                =======               ========


For the periods prior to the 1996 Acquisition, no amounts were payable by JPS Automotive under the provisions of its tax-sharing agreement. For the periods subsequent to the 1996 Acquisition, no amounts were payable by or due to JPS Automotive under the terms of the tax-sharing agreement assumed by C&A Products in the 1996 Acquisition. However, as discussed in Note 12, C&A has agreed to reimburse JPS Automotive for tax benefits utilized in its consolidated tax return totaling $6.2 million for fiscal 1997 and $0.3 million for the period from December 12, 1996, to December 28, 1996.



A reconciliation of the statutory federal income taxes of continuing operations to the effective income tax is as follows (in thousands):




                                                                          Predecessor Company
                                                                     ---------------------------
                                                   Period from        Period from
                                                   December 12,        January 1,
                                      Year Ended     1996, to           1996, to      Year Ended
                                     December 27,  December 28,       December 11,   December 31,
                                         1997          1996               1996           1995
                                     ------------  ------------      -------------   -----------
Statutory income tax                    $ 4,303       $  (368)        $(2,445)          $   897
State income taxes, net of federal          549            (7)            352                30
Permanent difference on goodwill
    and partnership income                  268             0           2,445              (897)
Other                                        79           (13)              0                 0
                                        -------       -------         -------             ------
                                        $ 5,199       $  (388)        $   352           $    30
                                        =======       =======         =======            =======



As a result of the change in the Company's tax status that resulted from the 1996 Acquisition, deferred tax assets and liabilities of JPS Automotive and Cramerton are provided on the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. While the equity purchase of JPS Automotive results in carryover tax basis in the assets, such carryover basis reflects the fair market value as a result of the deemed taxable sale and revaluation to fair market value in the hands of the seller just prior to the purchase by C&A and its subsidiaries. The components of the net deferred tax assets as of December 27, 1997, and December 28, 1996, were as follows (in thousands):


                                                                December 27,       December 28,
                                                                    1997               1996
                                                                ------------       ------------
Deferred tax assets-
    Pension and postretirement benefits                           $    942           $  1,054
    Other employee benefits                                          1,893              1,406
    Premium on Senior Notes                                          2,534              1,921
    Other liabilities and reserves                                   4,651              6,971
                                                                  --------            -------
                                                                    10,020             11,352
                                                                  --------            --------

Deferred tax liabilities-

    Goodwill amortization                                           (1,396)               (66)
    Fixed assets                                                    (5,173)                 0
                                                                  ---------           --------
                                                                    (6,569)               (66)
                                                                  --------            --------
Net deferred tax assets                                           $  3,451            $11,286
                                                                  ========            ========


The above amounts have been classified in the consolidated December 27, 1997, and December 28, 1996, balance sheets as follows (in thousands):

                                                      December 27      December 28,
                                                         1997             1996
                                                      ------------     -----------
Deferred tax assets (liabilities):
   Current                                                 $  5,369       $  4,647
   Noncurrent, included in other noncurrent assets                0          6,639
   Noncurrent, included in other noncurrent liabilities      (1,918)             0
                                                          ---------       --------
                                                           $  3,451       $ 11,286
                                                          =========       =========


10.  Commitments and Contingencies:


Operating Leases


JPS Automotive is obligated under various noncancellable lease agreements for rental of facilities, machinery and computer equipment which remained outstanding following the 1996 Acquisition. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments required under operating leases at December 27, 1997, are (in thousands):


1998                                             $319
1999                                              145
2000                                               56
2001                                                6
2002 and thereafter                                 0
                                                -----
                                                 $526
                                                =====



Rental expense charged to continuing operations under operating leases by the Company approximated $1.2 million for the year ended December 27, 1997, and $0.1 million for the period from December 12, 1996, to December 28, 1996, by the Predecessor Company approximated $1.6 million for the period from January 1, 1996, to December 11, 1996, and $1.5 million for the year ended December 31, 1995. Substantially all such rental expense represented the minimum rental payments under operating leases.


Guarantees


The Predecessor Company had pledged all of the outstanding common stock of Products Corp. and FJPS had pledged its 99% limited partnership interest in the Predecessor Company to collateralize the repayment by FJPS of a note payable to Foamex L.P. These pledges were released in connection with the 1996 Acquisition.






11.  Discontinued Operations:



On July 24, 1997, JPS Automotive completed the sale of Airbag to Safety
Components International, Inc. for a purchase price of approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag, which included approximately
$14.9 million of allocated goodwill. Pursuant to the indenture governing the Senior Notes, in connection with the sale of Airbag, the Company caused JPS
Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the Senior Notes at 100% of their principal amount. Pursuant to such offer (which expired September 16, 1997), JPS Automotive repurchased and retired $23 thousand principal amount of Senior Notes. During October 1997, the Company caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35.0 million to C&A Products, as permitted under the restricted payments provision of the Senior Notes indenture
(see Note 6).



JPS Automotive has accounted for the financial results and net assets of Airbag as a discontinued operation. Accordingly, previous reported financial results for all periods have been restated to reflect Airbag as a discontinued operation.


Net sales of Airbag prior to its sale were approximately $41.0 million for the year ended December 27, 1997, and $2.1 million for the period from December 12, 1996, to December 28, 1996, $62.8 million for the period from January 1, 1996, to December 11, 1996, and $73.1 million for the year ended December 31, 1995.



12.  Related-party Transactions and Allocations:


JPS Automotive


At December 27, 1997, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interests in the Company, as security for debt of C&A Products totaling $218.8 million.



Following the acquisition by C&A Products of JPS Automotive in December 1996,
C&A Products began to develop plans to rationalize certain manufacturing locations as well as marketing and administrative functions. These transactions and arrangements and proposed transactions and arrangements were approved by the Board of Directors of PACJ, Inc., the general partner of JPS Automotive, and were reviewed by an investment banking firm of national standing, which issued an opinion confirming that they are fair to JPS Automotive from a financial point of view.




The transactions and arrangements and proposed transactions and arrangements include the following: (i) the provision by C&A Products of additional administrative, management, marketing and program management services pursuant to a preexisting services agreement assigned to C&A Products by Foamex (the
"Existing Services Agreement"), (ii) the purchase from and sale to C&A Products and its subsidiaries of certain manufacturing assets, (iii) the transfer of manufacturing responsibility for certain automotive programs, and for the manufacturing of automotive carpet roll goods, to C&A Products and its subsidiaries and from C&A Products to JPS Automotive, and (iv) the transfer of certain automotive programs from JPS Automotive to C&A Products and its subsidiaries and from C&A Products to JPS Automotive.



The compensation to be paid by JPS Automotive to C&A Products for the services to be provided by C&A Products under the Existing Services Agreement, including the additional services described above, will include all reasonable expenses of C&A Products employees assigned to perform the services, all reasonable out-of-pocket expenses incurred by C&A Products and an amount to cover C&A's
Products' overhead, but will not exceed the lesser of (x) C&A Products' budgeted estimate for such costs for 1998, as adjusted annually for changes in general producer price levels for the carpet industry and (y) the actual annual cost savings achieved from the elimination of managerial, marketing and program management functions at JPS Automotive. Assets sold by JPS Automotive to C&A
Products in connection with the rationalization process generally will be sold for a purchase price equal to the greater of the book value of the assets sold or their appraised fair market value. Assets sold by C&A Products to JPS
Automotive generally will be sold for a purchase price equal to the lesser of their book value or fair market value, as determined by an independent appraisal in the case of assets having book values in excess of $100,000 at the time of the sale. Where manufacturing responsibility for a program is transferred, the manufacturer will receive a fee equal to its costs of production plus a 10% margin, provided that, where C&A Products manufactures products for JPS
Automotive, JPS Automotive will not be required to pay to C&A Products amounts greater than JPS Automotive's current costs that are to be eliminated by the transfer of manufacturing responsibility for the transferred program. In addition, a party for whom carpet roll goods are manufactured will pay for the goods at the manufacturer's standard cost, subject to certain exceptions, including that in no event will JPS Automotive pay to C&A Products an amount greater than JPS Automotive's 1997 standard cost to produce carpet roll goods.
During 1998, pursuant to the rationalization process, JPS Automotive will transfer to Collins & Aikman Canada Inc. ("C&A Canada") and C&A Products two contracts for the production of automotive carpet products for aggregate consideration of $4.3 million. One of these contracts was manufactured by C&A
Canada for JPS Automotive during a portion of 1997 on a royalty basis. Finally, during 1998, C&A Products has agreed to transfer to JPS Automotive as an equity contribution all but one of the automotive soft trim programs formerly produced by C&A Products at its Salisbury, North Carolina facility. C&A Products has also agreed to make additional cash equity contributions to JPS Automotive if JPS
Automotive is unable to earn a specified level of operating profit on the contracts transferred from the Salisbury plant.



JPS Automotive paid or accrued the following amounts in connection with the transactions described above and related transactions for the year ended
December 27, 1997: (i) $5.5 million for administrative and other services, (ii)
$7.3 million for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries, and
(iii) $0.2 million for the purchase of machinery and equipment from C&A
Products. In addition, during 1997, JPS Automotive recorded sales of $7.9 million relating to contract manufacturing services (including the sale of roll goods) provided to C&A Products and its subsidiaries and $81 thousand in royalty payments from C&A Canada. Finally, during 1997, machinery and equipment was sold to C&A Products for an aggregate sales price of $6.0 million with the resulting gain of $3.8 million recorded as a capital contribution from C&A Products due to the related party nature of the transactions.



C&A Products and JPS Automotive entered into several additional arrangements during 1997 including, among others, those described below.



During the year ended December 27, 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products and C&A Products may borrow up to $5 million from JPS Automotive. The borrower is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement. During the year ended December 27, 1997, JPS Automotive was charged
$0.1 million in net interest related to these revolving credit arrangements, reflecting an average interest rate during the year of 7.4%. At December 27, 1997, there was an outstanding balance of $4.5 million owed to JPS Automotive under this arrangement.


In connection with certain manufacturing activities conducted by C&A Products for Cramerton during 1997, Cramerton resold to C&A Products at cost approximately $1.4 million in yarn that had been purchased by Cramerton for use in the manufacturing activities conducted for Cramerton. In addition, in accordance with C&A Products' normal practice, C&A Products developed tooling for JPS Automotive, for which JPS Automotive reimbursed C&A Products its costs.
The development of tooling was managed by JPS Automotive prior to the 1996
Acquisition.


C&A Products and JPS Automotive are also parties to a tax sharing agreement (the
"Tax Sharing Agreement") that was assigned to C&A Products by Foamex in connection with the 1996 Acquisition. The Tax Sharing Agreement provides that
JPS Automotive will make certain payments to its partners (principally C&A
Products) in amounts equal to the taxes JPS Automotive would be required to pay if it were separately taxed. JPS Automotive and C&A Products maintain the Tax
Sharing Agreement in lieu of adding JPS Automotive as a party to C&A's tax sharing arrangement. No amounts were payable by JPS Automotive under the terms of the Tax-Sharing Agreement. Nevertheless, because JPS Automotive is part of C&A's consolidated tax return, C&A effectively utilized the tax benefits generated by JPS Automotive in its consolidated tax return resulting in benefits totaling $6.2 million for 1997 and $0.3 million for the period from December 12, 1996, to December 28, 1996. C&A Products has agreed to reimburse JPS Automotive for these benefits on demand by JPS Automotive.




Predecessor Company


The Predecessor Company regularly entered into transactions with its affiliates in the ordinary course of business.


In connection with the 1994 acquisition by Foamex, the Predecessor Company entered into a supply agreement (the "Supply Agreement") and the Existing
Services Agreement with Foamex, the limited partner of FJPS and the sole shareholder of JPSGP. Pursuant to the terms of the Supply Agreement, at the option of the Predecessor Company, Foamex would purchase certain raw materials which were necessary for the manufacture of the Predecessor Company's products, and resell such materials to the Predecessor Company at a price equal to net cost plus reasonable out-of-pocket expenses. During the period from January 1, 1996, to December 11, 1996, and the year ended December 31, 1995, the
Predecessor Company purchased $69.0 million and $92.9 million, respectively, of raw materials under the Supply Agreement with Foamex. Pursuant to the terms of the Existing Services Agreement, Foamex would supply the Predecessor Company with certain managerial services on an as-needed basis. The Predecessor Company would pay Foamex and its affiliates' costs plus allocated overhead for the services provided pursuant to the Existing Services Agreement. During the period from January 1, 1996, to December 11, 1996, and the year ended December 31,
1995, the Predecessor Company did not incur significant costs under the Existing
Services Agreement. As discussed in Note 2, at the time of the 1996 Acquisition, Foamex assigned to C&A Products the Existing Services Agreement.


The Predecessor Company had a tax-sharing agreement with its partners pursuant to which the Predecessor Company would make quarterly distributions to its partners, which in the aggregate, would equal the tax liability that the Predecessor Company would have paid if it had been a Delaware corporation filing a separate tax return rather than a partnership. During the period from January
1, 1996, to December 11, 1996, and the year ended December 31, 1995, JPS
Automotive made no tax-sharing distributions to its partners.


Cramerton


Seiren U.S.A. Corporation ("Seiren U.S.A.") was paid marketing assistance fees annually under the terms of an agreement with Cramerton. These fees were equal to 1% of the first $30.0 million of Cramerton's sales of bodycloth material to Japanese automakers with U.S. assembly operations and 1-1/2% of such sales exceeding $30.0 million. These fees amounted to $.7 million for the period from January 1, 1996, to December 11, 1996, and $0.5 million for the year ended
December 31, 1995.


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




13.  Environmental:


JPS Automotive is subject to various federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and certain other damages related to on-site and off-site contamination. JPS Automotive believes it has obtained or applied for the material permits necessary to conduct its business. To date, compliance with applicable environmental laws has not had and, in the opinion of management, based on the facts presently known to it, is not expected to have a material adverse effect on JPS Automotive's consolidated financial condition or results of operations.



Although not named as a potentially responsible party for any environmentally contaminated sites, JPS Automotive and the Predecessor Company have accrued environmental costs at December 28, 1996, of $4.7 million, $0.7 million of which is included in current liabilities. In addition, as of December 31, 1995, the Predecessor Company had a receivable of $0.5 million for indemnification of environmental liabilities from JPS Textile, former owner of the Predecessor
Company, which was included in noncurrent assets. The environmental receivable was written off during the period from January 1, 1996, to December 11, 1996, as JPS Automotive management believed that the realization of the receivable established for indemnification was remote.



In December 1997, another subsidiary of C&A Products assumed substantially all of the environmental liabilities of JPS Automotive and its subsidiaries in exchange for a payment of approximately $4.1 million. As a result, environmental liabilities totaling $4.6 million have been excluded from the accompanying
December 27, 1997, balance sheet and a gain of $0.5 million has been recorded as a capital contribution from C&A Products due to the related party nature of this transaction. JPS Automotive will remain contingently liable for these environmental liabilities.



Although it is possible that new information or future events could require JPS
Automotive to reassess its potential exposure relating to its contingent exposure for environmental matters, management believes that, based on the facts presently known to it, the resolution of such environmental matters will not have a material adverse effect on JPS Automotive's consolidated financial position or results of operations. The possibility exists, however, that new environmental legislation may be passed or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated which may be material, and there can be no assurance that JPS Automotive has identified or properly assessed all potential environmental liability arising from its activities or properties.




14.  Litigation:



From time to time, JPS Automotive and the Predecessor Company have been involved in various legal proceedings. Management believes that such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if determined adversely to JPS Automotive, would have a material adverse effect on the consolidated financial position or results of operations of JPS Automotive.





15. Financial Instruments and Concentration of Credit Risk:


Concentration of Credit Risk


Financial instruments which potentially subject JPS Automotive to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.


JPS Automotive's customers operate primarily in the automotive industry. JPS
Automotive performs ongoing credit evaluations of its customers and generally does not require collateral. JPS Automotive maintains allowance accounts for potential losses and such losses have been within management's expectations. The percentage of consolidated sales of continuing operations to the three principal customers were as follows:


                                                        Predecessor Company
                                                    -------------------------
                                    Period from     Period from
                                    December 12,     January 1,
                       Year Ended     1996, to        1996, to      Year Ended
                      December 27,  December 28,    December 11,   December 31,
                          1997          1996            1996           1995
                      -----------   ------------   -------------   -----------
General Motors             46%           37%             34%           30%
Chrysler                    9            11              17            20
Toyota Tsusho              16            29              14            14
                          ===           ===              ===          ====

Trade receivables are the principal financial instrument which subjects JPS
Automotive to concentrations of credit risk. Accounts receivable due from the three principal customers as a percentage of total accounts receivable are as follows:


                                              December 27,       December 28,
                                                  1997                1996
                                              -----------        ------------
General Motors                                     41%                 35%
Chrysler                                            3                  14
Toyota Tsusho                                      12                  12
                                                  ===                 ===

JPS Automotive's exposure to credit risk associated with nonpayment by these automotive manufacturers is affected by conditions or occurrences within the automotive industry. Substantially all trade receivables from these three customers were current at December 27, 1997.


Disclosure About Fair Value of Financial Instruments


The following disclosures of the estimated fair value amounts have been determined based on JPS Automotive's assessment of available market information and appropriate valuation methodologies.




The estimated fair values of JPS Automotive's financial instruments are as follows (in thousands):


                                               December 27, 1997               December 28, 1996
                                           -----------------------        ------------------------
                                           Carrying          Fair          Carrying          Fair
                                          Amount of        Value of       Amount of        Value of
                                         Liabilities     Liabilities     Liabilities     Liabilities
                                         -----------     ------------    -----------    -------------
Liabilities - Long-term debt              $91,843         $100,976        $117,175        $120,198
                                         ==========      ============    ==========     ============


Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.


The fair value of long-term debt is estimated using quoted market prices.


Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.



16. Supplemental Disclosure of Cash Flow Information (in thousands):


                                                                              Predecessor Company
                                                                           --------------------------
                                                       Period from         Period from
                                                       December 12,        January 1,
                                        Year Ended       1996, to           1996, to      Year Ended
                                       December 27,    December 28,       December 11,   December 31,
                                           1997            1996               1996           1995
                                       -----------    -------------       ------------  -----------
Cash paid for interest                   $10,996          $10,013          $11,626      $21,397
Income taxes paid/deemed to be paid            0                0                0            0
Asset sale proceeds not yet
    collected (Note 12)                    5,518                0                0            0
Capital expenditures included in
    accounts payable                         353            1,206              876        1,623
                                          ======         ========          =======     =========


In connection with the 1996 Acquisition, C&A contributed during 1996 noncash assets to JPS Automotive totaling approximately $92.2 million. (See Note 2.)

17.  Quarterly Financial Data (Unaudited):


The quarterly financial data of JPS Automotive is as follows (in thousands):


                                                   First       Second        Third       Fourth
                                                  Quarter      Quarter      Quarter      Quarter
                                               ----------     --------    ---------     ----------
1997-

Net sales                                     $ 58,024       $ 62,119      $ 59,430      $ 67,698
Gross profit                                     7,660         10,431         7,619        11,480
Income (loss) from continuing operations          (117)         2,121         1,119         3,973
Income before extraordinary item (2)               554          3,034         1,197         3,973
Net income                                         554          2,313         1,197         3,973
                                              =========      ========       =======       =======


                                                                Predecessor Company
                                               ----------------------------------------------------
                                                   First       Second        Third         Fourth         Fourth
                                                  Quarter      Quarter      Quarter       Quarter        Quarter
                                                ---------    ---------     --------       --------      ----------
1996(1)-
Net sales                                     $ 55,867      $ 65,174       $ 47,785       $ 50,213       $  6,370
Gross profit                                    10,386        11,737          6,023          8,075            362
Income (loss) from continuing operations           261         1,267         (4,021)        (4,858)          (664)
Net income (loss)                                1,311         2,262         (3,433)        (3,876)          (646)
                                              ========      ========       ========       =========     ==========





         (1) The fourth quarter results of the Predecessor Company are through December 11, 1996, and include the $4.4 million write-down of certain machinery and equipment. (See Note 2.). The Company's fourth quarter results are only for the period from December 12, 1996, to December 28, 1996, the period following the acquisition by C&A.


         (2) The repurchase of $19.4 million principal amount of Senior Notes at prices in excess of carrying value during 1997 resulted in an extraordinary loss of $0.7 million, net of income taxes of $0.4 million for the year ended December 27, 1997.

Report of Independent Public Accountants




To the Stockholder of
JPS Automotive Products Corp.:



We have audited the accompanying balance sheets of JPS Automotive Products Corp. (a Delaware corporation and subsidiary of JPS Automotive L.P.) as of December 27, 1997, and December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.



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


In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of JPS Automotive Products Corp. as of December 27, 1997, and December 28, 1996, in conformity with generally accepted accounting principles.



                                                         ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
    March 26, 1998.

                          JPS Automotive Products Corp.


                                 Balance Sheets
                             (dollars in thousands)







                                                                               December 27,           December 28,
                                                                                   1997                    1996
                                                                               -----------            ------------
                                    Assets
                                    ------
Current assets - Cash                                                           $1                        $1
                                                                                ===                       ===
                    Liabilities and Shareholder's Equity
                    ------------------------------------
Liabilities                                                                     $0                        $0
Shareholder's equity:
    Common stock, par value $0.01 per share; 10,000,000 shares authorized,
       100 shares issued and outstanding                                         0                         0
    Additional paid-in capital                                                   1                         1
                                                                                --                        --
                 Total shareholder's equity                                      1                         1
                                                                                --                        --
                                                                                $1                        $1
                                                                                ==                        ==



The accompanying notes to financial statements are an integral part of these balance sheets.

                          JPS Automotive Products Corp.

                          Notes to Financial Statements



1.  Organization and Basis of Presentation:


JPS Automotive Products Corp. ("Products Corp.") operated in the industrial fabrics and products segment, including the design, manufacture and sale of carpet components and interior fabrics for passenger cars and light trucks and other specialty industrial fabrics.


Products Corp., a newly formed entity, was acquired by JPS Automotive L.P. ("JPS Automotive"), a partnership in which Foamex-JPS Automotive L.P. ("FJPS") owned a 99% limited partnership interest and JPSGP Inc. owned a 1% general partnership, for nominal consideration on May 25, 1994. FJPS and JPSGP Inc. were wholly owned subsidiaries of Foamex International Inc. ("Foamex"). On June 28, 1994, FJPS and JPSGP Inc. invested $90.0 million in JPS Automotive which, in turn, invested a like amount in Products Corp.


On June 28, 1994, Products Corp. acquired the assets of the automotive products and industrial fabrics divisions of JPS Textile Group, Inc. Effective October 3, 1994, Products Corp. transferred and assigned substantially all of its assets, subject to substantially all of its liabilities, to JPS Automotive, which agreed to assume such liabilities. Subsequently, Products Corp. did not have any operations and, accordingly, no statement of operations or cash flows has been presented for 1997, 1996 or 1995.


Prior to October 3, 1994, Products Corp. was the beneficial owner of an 80% interest in Cramerton Automotive Products, L.P. Products Corp. owned a 79.5% limited partnership interest and, through Cramerton Management Corporation, beneficially owned a 0.5% general partnership interest. These interests were transferred to JPS Automotive on October 3, 1994.



On December 11, 1996, Collins & Aikman Corporation ("C&A"), through its subsidiaries, acquired JPS Automotive, including its ownership interest in Products Corp., from Foamex pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996 (the "1996 Acquisition"). The purchase price for the 1996 Acquisition was an aggregate of approximately $220 million, consisting of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million in cash paid to Foamex. During 1997, C&A finalized the purchase price and received approximately $11.2 million from the seller as a reduction of the purchase price. The 1996 Acquisition has been accounted for as a purchase; however, adjustment was not required because the historical value of the assets and liabilities of Products Corp. reflected fair value at the time of the 1996 Acquisition.



As a result of the 1996 Acquisition, Products Corp.'s fiscal year ends on the last Saturday of December. Prior to that time, Products Corp.'s fiscal year ended on the Sunday closest to the thirty-first day of December.

2.  Commitments and Contingencies:


Co-obligor


Products Corp. is the co-obligor (and co-registrant) for the Senior Notes and borrowings under the JPS Automotive credit agreement. As a result of the 1996 Acquisition, the JPS Automotive credit agreement was repaid and terminated.



11-1/8% Senior Notes Due 2001 (Senior Notes)



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


JPS Automotive is not required to make mandatory redemption or sinking fund payments except in the case of certain asset sales or a change of control (as defined in the indenture for the Senior Notes). In addition, the Senior Notes are not subject to optional redemption, except in connection with certain public offerings of common stock or following a change of control (as so defined). The 1996 Acquisition resulted in a change of control which, under the terms of the indenture for the Senior Notes, gave holders of the Senior Notes the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of Senior Notes were so put to JPS Automotive and then repurchased on March 10, 1997. During the second quarter of 1997, an additional $19.4 million principal amount of Senior Notes was purchased by JPS Automotive on the open market and retired. No open market purchases were made during the third and fourth quarters of 1997, although $23 thousand principal amount of Senior Notes was repurchased and retired pursuant to an offer to purchase due to the sale of JPS Automotive's Air Restraint and Technical Products Division. At December 27, 1997, approximately $91.8 million of Senior Notes (including a premium of $3.2 million) were outstanding.

The indenture governing the Senior Notes generally prohibits JPS Automotive from making certain payments and investments (generally, dividends and distributions on its equity interests, purchases or redemptions of its equity interests, purchases of any indebtedness subordinated to the Senior Notes and investments other than as permitted) (the "Restricted Payments") unless (i) there is no default under the Senior Notes indenture; (ii) after giving pro forma effect to the Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income, since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "Restricted Payments Tests"). These conditions were satisfied immediately following the 1996 Acquisition and as of December 27, 1997. The Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock, asset dispositions and transactions with affiliates including C&A and C&A Products Co.) which are customary for such securities. These covenants are also subject to a number of significant exceptions.



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


Schedule II - Valuation and Qualifying Accounts and Reserves - JPS Automotive L.P.      S-2


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.



                      JPS Automotive L.P. and Subsidiaries

               Valuation and Qualifying Accounts and Reserves (1)
                             (dollars in thousands)








                                                         Balance at    Charged to       Charged to                       Balance
                                                          Beginning     Costs and         Other                          at End of
                                                          of Period     Expenses       Accounts (2)    Deductions (3)     Period
                                                          ---------   -----------      ------------    --------------    ---------

Year ended December 27, 1997:
   Allowances for doubtful accounts                       $ 5,896      $   156          $     0         $   (34)      $ 6,018
                                                          =======     ==========        ========        =========     =========

Period from December 12, 1996, to December 28, 1996:
      Allowances for doubtful accounts                    $ 5,749      $   147          $     0         $     0       $ 5,896
                                                          =======     ==========        ========        =========     =========


Period from January 1, 1996, to December 11, 1996:
      Allowances for doubtful accounts                    $ 5,971      $  (205)         $     0         $   (17)      $ 5,749
                                                          =======     ==========        ========        =========     =========


Year ended December 31, 1995:
   Allowances for doubtful accounts                       $ 3,442      $ 1,997(4)       $   532(5)      $     0       $ 5,971
                                                          =======     ==========        ===========     =========     =========


(1) Amounts for all periods have been restated to excluded amounts related to the discontinued operation.


(2)  Change in various reserves charged to net sales.


(3)  Uncollected receivables written off, net of recoveries.


(4) For the year ended December 31, 1995, substantially all of the amount relates to a Mexican joint venture and is included in cost of goods sold.


(5) For the year ended December 31, 1995, approximately $1.1 million of the amount was reclassified from related allowance accounts on the opening balance sheet of JPS Automotive.