Form 10-Q
period 1998-03-28
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 1998-05-12
CIK 924902, 919233

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                   [X] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                     of 1934

                      For the quarter ended March 28, 1998

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ].

JPS Automotive L.P. and JPS Automotive Products Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

As of May 11, 1998, the number of outstanding shares of JPS Automotive Products Corp. common stock was 100.

PART  I  -  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.


                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         QUARTER ENDED
                                                                  MARCH 28,         MARCH 29,
                                                                    1998              1997
                                                               ---------------   ---------------
Net sales.................................................            $ 71,309         $ 58,024
Cost of goods sold........................................              62,880           50,364
                                                               ---------------   ---------------

Gross profit..............................................               8,429            7,660
Selling, general and administrative expenses..............               2,774            4,452
                                                               ---------------   ---------------

Income from operations....................................               5,655            3,208
Interest expense, net.....................................               2,114            3,173
Other income, net.........................................                  (9)              (5)
                                                               ---------------   ---------------

Income from continuing operations before income taxes.....               3,550               40
Income taxes..............................................               1,435              157
                                                               ---------------   ---------------

Income (loss) from continuing operations..................               2,115             (117)

Income from discontinued operations, net of income tax
   of $457................................................                   -              671
                                                               ---------------   ---------------

Net income................................................           $   2,115         $    554
                                                               ===============   ===============

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            (UNAUDITED)
                                                                             MARCH 28,          DECEMBER 27,
ASSETS                                                                         1998                 1997
                                                                          --------------       --------------
Current assets:
   Cash and cash equivalents......................................            $ 8,940              $ 9,271
   Accounts receivable, net.......................................             40,104               37,038
   Inventories....................................................             19,243               19,275
   Revolving loan due from C&A Products...........................              4,500                4,500
   Deferred tax assets............................................              5,338                5,369
   Receivables from related parties...............................              3,644                1,974
   Other current assets...........................................              4,174                4,269
                                                                          --------------       --------------
     Total current assets.........................................             85,943               81,696
                                                                          --------------       --------------
Property, plant and equipment, net................................             54,470               55,470
Goodwill, net.....................................................            102,655              103,310
Demand receivable due from C&A for income taxes...................              4,423                6,548
Other assets......................................................              3,897                3,583
                                                                          --------------       --------------
                                                                            $ 251,388            $ 250,607
                                                                          ==============       ==============
LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Accounts payable...............................................          $   11,702           $   12,083
   Accrued expenses...............................................              15,406               13,677
                                                                          --------------       --------------
     Total current liabilities....................................              27,108               25,760
                                                                          --------------       --------------
Long-term debt....................................................              91,617               91,843
Other liabilities.................................................              10,849               10,008
Commitments and contingencies.....................................

Owners' equity:
   General partner................................................              48,073               48,073
   Limited partner................................................              73,741               74,923
                                                                          --------------       --------------
       Total owners' equity.......................................             121,814              122,996
                                                                          --------------       --------------
                                                                             $ 251,388            $ 250,607
                                                                          ==============       ==============


See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       QUARTER ENDED
                                                                                MARCH 28,          MARCH 29,
                                                                                   1998              1997
OPERATING ACTIVITIES                                                           -----------        ----------
Net income                                                                      $  2,115             $ 554
Adjustments to reconcile net income to net cash provided by operating activities:
     Income from discontinued operations................................               -              (671)
     Deferred income tax expense........................................             867                 -
     Depreciation and amortization......................................           2,198             2,189
     Interest accretion and debt issuance cost amortization.............             (58)              (98)
     Other, net ........................................................            (477)             (628)
     Changes in operating assets and liabilities .......................          (1,591)            1,212
                                                                               -----------        ----------
       Net cash provided by continuing operations.......................           3,054             2,558

     Net cash provided by discontinued operations, net .................               -               961
                                                                               -----------        ----------
       Net cash provided by operating activities........................           3,054             3,519
                                                                               -----------        ----------
INVESTING ACTIVITIES
Capital expenditures....................................................            (543)           (1,682)
                                                                               -----------        ----------
FINANCING ACTIVITIES
Distributions to C&A Products...........................................          (6,000)                -
Capital contributions from partners.....................................           2,703                 -
Change in amounts due C&A Products, net.................................             455                 -
Repayments of revolving loans...........................................               -            (4,099)
Repayment of long-term debt.............................................               -             6,450
                                                                               -----------        ----------
       Net cash provided by (used in) financing activities..............          (2,842)            2,351
                                                                               -----------        ----------
Net increase (decrease)  in cash and cash equivalents...................            (331)            4,188
Cash and cash equivalents at beginning of period........................           9,271               200
                                                                               -----------        ----------
Cash and cash equivalents at end of period..............................         $ 8,940           $ 4,388
                                                                               ===========        ==========

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         The condensed consolidated financial statements include the accounts of JPS Automotive L.P. and its subsidiaries ("JPS Automotive"). In the opinion of management of JPS Automotive, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to these condensed consolidated financial statements for the quarter ended March 29, 1997 and are related to the Air Restraint and Technical Products Division ("Airbag") being classified as a discontinued operation. For further information, refer to the consolidated financial statements and notes thereto included in JPS Automotive's Report on Form 10-K for the year ended December 27, 1997.

         On December 11, 1996, Collins & Aikman Corporation ("C&A"), through its subsidiaries, acquired JPS Automotive from Foamex International Inc. ("Foamex") pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996 (the "1996 Acquisition"). In the 1996 Acquisition, Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of C&A, acquired a .9999% limited partnership interest in JPS Automotive from Foamex and a 99% limited partnership interest in JPS Automotive from Foamex - JPS Automotive L.P. ("FJPS"). PACJ, Inc., a wholly owned subsidiary of C&A Products, acquired a
 .0001% general partnership interest in JPS Automotive from JPSGP Inc. ("JPSGP"). Accordingly, 100% of the partnership interests in JPS Automotive are owned by PACJ, Inc. and C&A Products, which are, respectively, indirect and direct wholly owned subsidiaries of C&A. Additionally, on December 11, 1996, C&A Products acquired from Seiren Co. Ltd. and its affiliates the 20% minority interest in Cramerton Automotive Products, L.P. ("Cramerton"). JPS Automotive subsequently acquired the 20% minority interest previously held by the Seiren entities.

2.       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets acquired in the 1996 Acquisition, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill for the first quarter of 1998 and the first quarter of 1997 was $0.6 million and $0.8 million, respectively. Accumulated amortization at March 28, 1998 was $3.2 million. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows and pretax income over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, JPS Automotive's carrying value of the goodwill will be reduced. At March 28, 1998, JPS Automotive believes its goodwill of $102.7 million is fully recoverable.

3.       FACILITY CLOSING COSTS:

         In connection with the 1996 Acquisition, JPS Automotive eliminated certain redundant sales and administrative functions and closed one manufacturing facility in 1997 and a second facility in January 1998. In 1997, JPS Automotive also formulated plans to exit an additional manufacturing facility in the second quarter of 1998 and currently is in the process of relocating certain manufacturing processes from a JPS Automotive facility to an existing facility of another C&A Products subsidiary.

         These actions affect approximately 640 employees. Total costs accrued for the shutdown of facilities and severance and other personnel costs were $2.7 million and $7.7 million, respectively.



         The components of the reserves for the relocation and facility closures, which are expected to be completed during fiscal 1998, are as follows (in thousands):

                                                       Original         Changes In        Remaining
                                                        Reserve           Reserve           Reserve
Anticipated expenditures to close and dispose of   -----------------  ---------------  -----------------
    idled facilities...............................$           2,746  $        (1,192) $           1,554
Anticipated severance benefits.....................            7,655           (3,518)             4,137
                                                   -----------------  ---------------  -----------------
                                                   $          10,401  $        (4,710) $           5,691
                                                   =================  ===============  =================

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)


4.       RELATED-PARTY TRANSACTIONS AND ALLOCATIONS:

         At March 28, 1998, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interests in the Company, as security for debt of C&A Products totaling $209.0 million.

         Following the 1996 Acquisition, C&A Products began to develop plans to rationalize certain manufacturing locations as well as marketing and administrative functions. This rationalization involved transactions and arrangements between JPS Automotive and C&A Products which were approved by the Board of Directors of PACJ, Inc., the general partner of JPS Automotive, and were reviewed by an investment banking firm of national standing, which rendered an opinion that they were fair to JPS Automotive from a financial point of view.

         The transactions and arrangements and proposed transactions and arrangements include the following: (i) the provision by C&A Products of additional administrative, management, marketing and program management services pursuant to a preexisting services agreement assigned to C&A Products by Foamex (the "Existing Services Agreement"), (ii) the purchase from and sale to C&A Products and its subsidiaries of certain manufacturing assets, (iii) the transfer of manufacturing responsibility for certain automotive programs, and for the manufacturing of automotive carpet roll goods, to C&A Products and its subsidiaries and from C&A Products to JPS Automotive, and (iv) the transfer of certain automotive programs from JPS Automotive to C&A Products and its subsidiaries and from C&A Products to JPS Automotive. For a description of the compensation to be paid by JPS Automotive to C&A Products and by C&A Products to JPS Automotive pursuant to the transactions and arrangements described above, see Note 12 to JPS Automotive's Consolidated Financial Statements included in JPS Automotive's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (the "1997 10-K").

         During the first quarter of 1998, pursuant to the rationalization process, JPS Automotive transferred to Collins & Aikman Canada Inc. ("C&A Canada") and C&A Products two contracts for the production of automotive carpet products for aggregate consideration of $4.3 million. One of these contracts was manufactured by C&A Canada for JPS Automotive during a portion of 1997 on a royalty basis. Due to the related party nature of the transfer, the $4.3 million received by JPS Automotive, net of the related tax provision of $1.6 milllion, has been treated as a capital contribution from C&A Products in the accompanying financial statements. During the remainder of 1998, C&A Products has agreed to transfer to JPS Automotive as an equity contribution all but one of the automotive soft trim programs formerly produced by C&A Products at its Salisbury, North Carolina, facility. C&A Products has also agreed to make additional cash equity contributions to JPS Automotive if JPS Automotive is unable to earn a specified level of operating profit on the contracts transferred from the Salisbury plant.

         JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the quarter ended March 28, 1998: (i) $1.5 million for administrative and other services, and (ii) $13.3 million for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, during the first quarter of 1998, JPS Automotive recorded sales of $10.6 million relating to contract manufacturing services (including the sale of roll goods) provided to C&A Products and its subsidiaries.

         For the quarter ended March 29, 1997, JPS Automotive was charged $1.3 million by C&A Products for certain administrative and management services in accordance with the Existing Services Agreement.

         C&A Products and JPS Automotive entered into several additional arrangements during 1997 including, among others, those described below.

         During the year ended December 27, 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products and C&A Products may borrow up to $5 million from JPS Automotive. The borrower is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement. During the quarter ended March 28, 1998, C&A Products was charged $95 thousand in net interest related to these revolving credit arrangements. At March 28, 1998, there was an outstanding balance of $4.5 million owed to JPS Automotive under this arrangement.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

         In connection with certain manufacturing activities conducted by C&A Products for Cramerton during the first quarter of 1998, Cramerton resold to C&A Products at cost approximately $0.3 million in yarn that had been purchased by Cramerton for use in the manufacturing activities conducted for Cramerton. In addition, in accordance with C&A Products' normal practice, C&A Products developed tooling for JPS Automotive, for which JPS Automotive reimbursed C&A Products its costs. The development of tooling was managed by JPS Automotive prior to the 1996 Acquisition.

         C&A Products and JPS Automotive are also parties to a tax sharing agreement (the "Tax Sharing Agreement") that was assigned to C&A Products by Foamex in connection with the 1996 Acquisition. The Tax Sharing Agreement provides that JPS Automotive will make certain payments to its partners (principally C&A Products) in amounts equal to the taxes JPS Automotive would be required to pay if it were separately taxed. JPS Automotive and C&A Products maintain the Tax Sharing Agreement in lieu of adding JPS Automotive as a party to C&A's tax sharing arrangement. For the first quarter of 1998, JPS Automotive has recorded $2.1 million as an estimated amount due to C&A Products under the terms of the Tax-Sharing Agreement. In addition, because JPS Automotive is part of C&A's consolidated tax return, C&A effectively utilized the tax benefits generated by JPS Automotive in its consolidated tax return, which resulted in benefits totaling $6.2 million for 1997. C&A Products has agreed to reimburse JPS Automotive for these benefits on demand by JPS Automotive.

5.       COMMITMENTS AND CONTINGENCIES:

         See "PART II - OTHER INFORMATION, Item 1. Legal Proceedings." The ultimate outcome of the legal proceedings to which JPS Automotive is a party will not, in the opinion of JPS Automotive's management based on the facts presently known to it, have a material adverse effect on the consolidated financial condition or results of operations of JPS Automotive.

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

         In December 1997, another subsidiary of C&A Products assumed substantially all of the environmental liabilities of JPS Automotive and its subsidiaries in exchange for a payment from JPS Automotive of approximately $4.1 million. JPS Automotive will remain contingently liable for these environmental liabilities.

         In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on JPS Automotive's consolidated financial condition or results of operations. However, there can be no assurance that JPS Automotive has identified or properly assessed all potential environmental liabilities arising from the activities or properties of JPS Automotive, its present and former subsidiaries and their corporate predecessors.

6.        DISCONTINUED OPERATIONS:

         On July 24, 1997, JPS Automotive completed the sale of Airbag to Safety Components International, Inc. for a purchase price of approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag. Airbag reported income of $0.7 million in the first quarter of 1997.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
                                   (UNAUDITED)

7.        NEWLY ISSUED ACCOUNTING STANDARDS:

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. JPS Automotive currently estimates that the impact of adoption of SOP 98-5 at the beginning of fiscal 1999 will be immaterial.

8.        SUBSEQUENT EVENT:

         JPS Automotive repurchased and retired $2.0 million principal amount of JPS Automotive's 11-1/8% Senior Notes due 2001 (the "Senior Notes") in April 1998. JPS Automotive will record an extraordinary loss of approximately $86 thousand, net of income taxes, as a result of purchasing the Senior Notes at prices in excess of carrying values.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE L.P.)
                                 BALANCE SHEETS



                                                                (Unaudited)
                                                                 March 28,           December 27
                                                                   1998                 1997
                                                               -------------        -------------
                                                                         (in thousands)
                          ASSETS

Current Assets - Cash.....................................         $    1              $    1
                                                               =============        =============
           LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities ..............................................         $    -              $    -
                                                               -------------        -------------
Shareholder's Equity:
     Common stock, par value $0.01 per share;
         10,000,000 shares authorized,
         100 shares issued and outstanding................              -                   -
     Additional paid-in capital...........................              1                   1
                                                               -------------        -------------
         Total shareholder's equity.......................              1                   1
                                                               -------------        -------------
                                                                   $    1             $     1
                                                               =============        =============

See accompanying notes.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE L.P.)
                       NOTE TO BALANCE SHEETS (UNAUDITED)


1.       COMMITMENTS AND CONTINGENCIES


         JPS Automotive Products Corp. ("Products Corp.") is a joint obligor (and co-registrant) with JPS Automotive L.P. of the 11-1/8% Senior Notes, which had an outstanding principal balance of $88.7 million as of March 28, 1998.

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

QUARTER ENDED MARCH 28, 1998 COMPARED TO QUARTER ENDED MARCH 29, 1997.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES: Net sales for the quarter ended March 28, 1998 were $71.3 million as compared to $58.0 million for the quarter ended March 29, 1997. The $13.3 million increase in sales was primarily due to new bodycloth business on the Nissan Altima and the Mazda 626 and higher sales levels of automotive carpet products. Molded floor carpet sales were positively impacted by increased sales to the Mercedes M-class and the GM APV.

GROSS PROFIT: For the first quarter of 1998, gross profit as a percentage of net sales was 11.8%, down from 13.2% in the comparable period in 1997. The decrease in gross margin is due in part to lower volume and unfavorable product mix in automotive bodycloth and inefficiencies associated with relocation and closing of certain manufacturing facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased 37.7% to $2.8 million in the first quarter of 1998, down $1.7 million from the comparable period in 1997. This decrease is a result of lower administrative costs resulting from the elimination of certain redundant sales and administrative functions in connection with the 1996 Acquisition.

INTEREST EXPENSE: Interest and debt issuance expense decreased to $2.1 million for the quarter ended March 28, 1998 from $3.2 million in the comparable period of 1997 primarily due to lower overall outstanding debt levels following the 1996 Acquisition. From the first quarter of 1997 through the first quarter of 1998, $23.0 million principal amount of Senior Notes have been repurchased, on the open market or otherwise, by JPS Automotive and retired. During the second quarter of 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products, and C&A Products may borrow up to $5 million from JPS Automotive, at interest rates equal to those charged to C&A Products under its revolving credit facility with The Chase Manhattan Bank. During the first quarter of 1998, $95 thousand in net interest was charged to C&A Products in connection with these revolving credit arrangements.

INCOME TAXES: The income tax provision for the first quarter of 1998 increased to $1.4 million from $0.2 million in the first quarter of 1997.

INCOME FROM DISCONTINUED OPERATIONS: Income from Airbag was $0.7 million for the first quarter of 1997. Airbag was sold in July 1997.

NET INCOME: Net income increased to $2.1 million in the first quarter of 1998 from $0.6 million in the comparable period in 1997 primarily due to the reasons cited above.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)



LIQUIDITY AND CAPITAL  RESOURCES

         JPS Automotive's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on its outstanding indebtedness and capital expenditures. JPS Automotive believes the cash flow from operating activities, cash on hand and periodic borrowings, if necessary, will be adequate to meet operating cash requirements. For a discussion of certain transactions and arrangements and proposed transactions and arrangements between C&A Products and JPS Automotive, see Note 4 to the Notes to JPS Automotive's Condensed Consolidated Financial Statements.

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

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer taste, dependence on significant automotive customers, changes in the popularity of particular car models, the loss of programs on particular car models and the level of competition in the automotive supply industry, as well as factors more specific to JPS Automotive, such as the substantial leverage of JPS Automotive and limitations imposed by the Senior Notes. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see "Item 1. Business" in the 1997 10-K and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 1997 10-K and above in this Form 10-Q and also see JPS Automotive's other filings with the Securities and Exchange Commission.

ITEM 3:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               Omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS.

               There have been no material developments in legal proceedings involving JPS Automotive or its subsidiaries since those reported, if any, in JPS Automotive's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)   Exhibits.

Exhibit
Number                              Description
------                              -----------

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

Exhibit
Number                              Description
-------                             -----------

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

Exhibit
Number                              Description
-------                             -----------

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

    10.15 Post 1996 Acquisition Arrangements Under JPS Automotive Services Agreement is hereby incorporated by reference to Exhibit 10.15 of the Form 10-K of JPS Automotive and Products Corp. for the fiscal year ended December 27, 1997.

    10.16 Asset Purchase Agreement dated as of June 30, 1997 by and among JPS Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of JPS Automotive and Products Corp. dated July 24, 1997.

    10.17 Closing Agreement dated as of July 24, 1997 by and among JPS Automotive L.P., Safety Components International, Inc. and Safety Components Fabric Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K of JPS Automotive and Products Corp. dated July 24, 1997.

    27          Financial Data Schedules




(b)      Reports on Form 8-K

         During the quarter for which this Report on Form 10-Q is filed, JPS Automotive and Products Corp. did not file any reports on Form 8-K.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 12th day of May, 1998.

                                                  JPS AUTOMOTIVE L.P.
                                           By:    PACJ, Inc.
                                                  General Partner


                                           By:    /s/  J. Michael Stepp
                                                  ------------------------------
                                                  J. Michael Stepp
                                                  Executive Vice President and
                                                  Chief Financial Officer


                                                  JPS AUTOMOTIVE PRODUCTS CORP.

                                                  By: /s/ J. Michael Stepp
                                                  ------------------------------
                                                  J. Michael Stepp
                                                  Executive Vice President and
                                                  Chief Financial Officer