Form 10-Q
period 1998-06-27
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 1998-08-11
CIK 924902, 919233

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the quarter ended June 27, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

JPS Automotive L.P. and JPS Automotive Products Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

As of August 10, 1998, the number of outstanding shares of JPS Automotive Products Corp. common stock was 100.

PART  I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  QUARTER ENDED                 SIX MONTHS ENDED
                                                                          -------------------------       -------------------------
                                                                           JUNE 27,        JUNE 28,        JUNE 27,       JUNE 28,
                                                                            1998             1997            1998            1997
                                                                          ---------       ---------       ---------       ---------
Net sales ..........................................................      $  64,396       $  62,119       $ 135,705       $ 120,143
Cost of goods sold .................................................         58,644          51,688         120,198         102,052
                                                                          ---------       ---------       ---------       ---------
Gross profit .......................................................          5,752          10,431          15,507          18,091
Selling, general and administrative expenses .......................          4,247           4,258           8,347           8,710
                                                                          ---------       ---------       ---------       ---------
Operating income ...................................................          1,505           6,173           7,160           9,381
Interest expense, net ..............................................          2,097           2,436           4,211           5,609
Other income, net ..................................................            (22)           --               (31)             (5)
                                                                          ---------       ---------       ---------       ---------
Income (loss) from continuing operations before income taxes .......           (570)          3,737           2,980           3,777
Income tax expense (benefit) .......................................           (109)          1,616           1,326           1,773
                                                                          ---------       ---------       ---------       ---------
Income (loss) from continuing operations ...........................           (461)          2,121           1,654           2,004
Income from discontinued operations, net of
  income tax of $587 and $1,044 ....................................           --               913            --             1,584
                                                                          ---------       ---------       ---------       ---------
Income (loss) before extraordinary loss ............................           (461)          3,034           1,654           3,588
Extraordinary loss, net of income tax of $58 and $442 ..............            (86)           (721)            (86)           (721)
                                                                          ---------       ---------       ---------       ---------
Net income (loss) ..................................................      $    (547)      $   2,313       $   1,568       $   2,867
                                                                          =========       =========       =========       =========

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       (Unaudited)
                                                        June 27,  December 27,
                         ASSETS                           1998       1997
                                                       --------    --------
 Current assets:
   Cash and cash equivalents ......................... $  1,393    $  9,271
   Accounts receivable, net ..........................   33,013      37,038
   Inventories .......................................   17,581      19,275
   Receivables from related parties ..................    6,749       1,974
   Revolving loan due from C&A Products ..............    4,500       4,500
   Deferred tax assets ...............................    4,257       5,369
   Other current assets ..............................    3,564       4,269
                                                       --------    --------
     Total current assets ............................   71,057      81,696
                                                       --------    --------
 Property, plant and equipment, net ..................   53,311      55,470
 Goodwill, net .......................................  101,999     103,310
 Demand receivable due from C&A for income taxes .....    6,548       6,548
 Other assets ........................................    3,853       3,583
                                                       --------    --------
                                                       $236,768    $250,607
                                                       ========    ========

                   LIABILITIES AND OWNERS' EQUITY
 Current liabilities:
   Accounts payable .................................. $  8,108    $ 12,083
   Accrued expenses ..................................   10,081      13,677
                                                       --------    --------
     Total current liabilities .......................   18,189      25,760
                                                       --------    --------
 Long-term debt ......................................   89,329      91,843
 Other liabilities ...................................   11,984      10,008
 Commitments and contingencies .......................

 Owners' equity:
   General partner ...................................   48,073      48,073
   Limited partner ...................................   69,193      74,923
                                                       --------    --------
       Total owners' equity ..........................  117,266     122,996
                                                       --------    --------
                                                       $236,768    $250,607
                                                       ========    ========
See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                  ----------------------------
                                                                                  JUNE 27,             JUNE 28,
                                                                                    1998                1997
                                                                                  --------            --------
OPERATING ACTIVITIES
Income from continuing operations ........................................        $  1,655            $  2,004
Adjustments to derive cash flow from continuing operating activities:
    Deferred income tax expense ..........................................           2,890                --
    Depreciation and amortization ........................................           4,338               4,344
    Interest accretion and debt issuance cost amortization ...............            (112)               (170)
    Other, net ...........................................................             354                 279
    Changes in operating assets and liabilities ..........................          (1,852)             (5,763)
                                                                                  --------            --------
      Net cash provided by continuing operations .........................           7,273                 694
                                                                                  --------            --------
Net cash provided by discontinued operations, net ........................            --                   698
                                                                                  --------            --------
INVESTING ACTIVITIES
Additions to property, plant and equipment ...............................          (1,082)             (4,115)
Sales of property, plant and equipment ...................................             213                --
Other, net ...............................................................            (144)                 (5)
                                                                                  --------            --------
      Net cash used in investing activities ..............................          (1,013)             (4,120)
                                                                                  --------            --------

FINANCING ACTIVITIES
Distributions to C&A Products ............................................         (10,000)               --
Capital contributions from partners ......................................           2,703              23,233
Changes in amounts due C&A Products, net .................................          (4,775)              4,980
Repayments of long-term debt .............................................          (2,066)            (23,645)
Other, net ...............................................................            --                (2,038)
                                                                                  --------            --------
      Net cash provided by (used in) financing activities ................         (14,138)              2,530
                                                                                  --------            --------
Net decrease in cash and cash equivalents ................................          (7,878)               (198)
Cash and cash equivalents at beginning of period .........................           9,271                 198
                                                                                  --------            --------
Cash and cash equivalents at end of period ...............................        $  1,393            $   --
                                                                                  ========            ========

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

        The condensed consolidated financial statements include the accounts of JPS Automotive L.P. and its subsidiaries ("JPS Automotive"). In the opinion of management of JPS Automotive, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior quarter items have been restated to conform with the second quarter presentation. For further information, refer to the consolidated financial statements and notes thereto included in JPS Automotive's Report on Form 10-K for the year ended December 27, 1997.

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

2.      GOODWILL:

        Goodwill, representing the excess of purchase price over the fair value of net assets acquired in the 1996 Acquisition, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill was $0.7 million and $1.3 million for the quarter and six months ended June 27, 1998, respectively, and $0.7 million and $1.5 million for the quarter and six months ended June 28, 1997, respectively. Accumulated amortization at June 27, 1998 was $3.9 million. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows and pretax income over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, JPS Automotive's carrying value of the goodwill will be reduced. At June 27, 1998, JPS Automotive believes the recorded value of its goodwill of $102.0 million is fully recoverable.

3.      FACILITY CLOSING COSTS:

        In connection with the 1996 Acquisition, JPS Automotive eliminated certain redundant sales and administrative functions and closed one manufacturing facility in 1997, a second facility in January 1998, and a third facility in June 1998. JPS Automotive currently is in the process of relocating certain manufacturing processes from a JPS Automotive facility to an existing facility of another C&A Products subsidiary.

        These actions affect approximately 640 employees. Total costs accrued for the shutdown of facilities and severance and other personnel costs were $2.7 million and $7.7 million, respectively.

        The components of the reserves for the relocation and facility closures, which are expected to be completed during fiscal 1998, are as follows (in thousands):

                                                                        Original         Changes In         Remaining
                                                                         Reserve          Reserve           Reserve
                                                                        --------          --------          --------
Anticipated expenditures to close and dispose of idled facilities ....  $  2,746          $ (2,209)         $    537
Anticipated severance benefits .......................................     7,655            (4,203)            3,452
                                                                        --------          --------          --------
                                                                        $ 10,401          $ (6,412)         $  3,989
                                                                        ========          ========          ========

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.      RELATED-PARTY TRANSACTIONS AND ALLOCATIONS:

        At June 27, 1998, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interests in JPS Automotive, as security for debt of C&A Products totaling $292.2 million.

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

        During the first quarter of 1998, pursuant to the rationalization process, JPS Automotive transferred to Collins & Aikman Canada Inc. ("C&A Canada") and C&A Products two contracts for the production of automotive carpet products for aggregate consideration of $4.3 million. One of these contracts was performed by C&A Canada for JPS Automotive during a portion of 1997 on a royalty basis. Due to the related party nature of the transfer, the $4.3 million received by JPS Automotive, net of the related tax provision of $1.6 milllion, has been treated as a capital contribution from C&A Products in the accompanying financial statements. During the remainder of 1998, C&A Products has agreed to transfer to JPS Automotive as an equity contribution all but one of the automotive soft trim programs formerly produced by C&A Products at its Salisbury, North Carolina, facility. Twenty-seven contracts relating to the closure of the Salisbury facility were transferred to JPS Automotive during the second quarter of 1998 in accordance with the arrangements between JPS Automotive and C&A Products. JPS Automotive did not pay any amounts for these contracts. C&A Products has also agreed to make additional cash equity contributions to JPS Automotive if JPS Automotive is unable to earn a specified level of operating profit on the contracts transferred from the Salisbury plant.

        JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the quarter and six months ended June 27, 1998: (i) $1.9 million and $3.8 million, respectively, for administrative and other services, and (ii) $15.3 million and $28.6 million, respectively, for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, for the quarter and six months ended June 27, 1998, JPS Automotive recorded sales of $10.2 million and $20.8 million, respectively, relating to contract manufacturing services (including the sale of roll goods) provided to C&A Products and its subsidiaries.

        For the quarter and six months ended June 28, 1997, JPS Automotive was charged $0.8 million and $1.5 million, respectively, by C&A Products for certain administrative and management services in accordance with the Existing Services Agreement.

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

equal to the rate charged to C&A Products under its revolving credit agreement. During the quarter and six months ended June 27, 1998, C&A Products was charged $85 thousand and $180 thousand, respectively, in net interest related to these revolving credit arrangements. At June 27, 1998, there was an outstanding balance of $4.5 million owed to JPS Automotive under this arrangement.

        In connection with certain manufacturing activities conducted by C&A Products for Cramerton during the second quarter and six months ended June 27, 1998, Cramerton resold to C&A Products at cost approximately $0.3 million and $0.6 million, respectively, in yarn that had been purchased by Cramerton for use in the manufacturing activities conducted for Cramerton. In addition, in accordance with C&A Products' normal practice, C&A Products developed tooling for JPS Automotive, for which JPS Automotive reimbursed C&A Products its costs. The development of tooling was managed by JPS Automotive prior to the 1996 Acquisition.

        C&A Products and JPS Automotive are also parties to a tax sharing agreement (the "Tax Sharing Agreement") that was assigned to C&A Products by Foamex in connection with the 1996 Acquisition. The Tax Sharing Agreement provides that JPS Automotive will make certain payments to its partners (principally C&A Products) in amounts equal to the taxes JPS Automotive would be required to pay if it were separately taxed. JPS Automotive and C&A Products maintain the Tax Sharing Agreement in lieu of adding JPS Automotive as a party to C&A's tax sharing arrangement. For the six months ended June 27, 1998, no amounts were due to C&A Products under the terms of the Tax Sharing Agreement. In addition, because JPS Automotive is part of C&A's consolidated tax return, C&A effectively utilized the tax benefits generated by JPS Automotive in its consolidated tax return, which resulted in benefits totaling $6.2 million for 1997 and $0.3 million for the period from December 12, 1996 to December 28, 1996. C&A Products has agreed to reimburse JPS Automotive for these benefits on demand by JPS Automotive.

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

6.       DISCONTINUED OPERATIONS:

        On July 24, 1997, JPS Automotive completed the sale of its Air Restraint and Technical Products Division ("Airbag") to Safety Components International, Inc. for a purchase price of approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag. Airbag reported income of $0.9 million and $1.6 million in the quarter and six months ended June 28, 1997.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                                   (UNAUDITED)

7.       NEWLY ISSUED ACCOUNTING STANDARDS:

        In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998 and the initial application of this pronouncement is to be reported as the cumulative effect of a change in accounting principle. JPS Automotive currently estimates that the impact of adoption of SOP 98-5 at the beginning of fiscal 1999 will be in the range of $0.5 million to $0.6 million.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE L.P.)
                                 BALANCE SHEETS
                                                     (Unaudited)
                                                       June 27,   December 27,
                                                         1998        1997
                                                       -------     --------
                                                         (in thousands)
                     ASSETS
Current assets - Cash ..............................   $     1      $     1
                                                       =======      =======
      LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities ........................................   $    --     $     --
                                                       -------     --------
Shareholder's equity:
    Common stock, par value $0.01 per share;
        10,000,000 shares authorized,
        100 shares issued and outstanding ..........        --           --
    Additional paid-in capital .....................         1            1
                                                       -------     --------
        Total shareholder's equity .................         1            1
                                                       -------     --------
                                                       $     1     $      1
                                                       =======     ========
See accompanying notes.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE L.P.)
                       NOTE TO BALANCE SHEETS (UNAUDITED)

1.      Commitments and Contingencies

        JPS Automotive Products Corp. ("Products Corp.") is a joint obligor (and co-registrant) with JPS Automotive L.P. of the 11-1/8% Senior Notes due 2001 (the "Senior Notes"), which had an outstanding balance of $89.3 million (including a premium of $2.7 million) as of June 27, 1998.

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

SIX MONTHS ENDED JUNE 27, 1998 COMPARED TO SIX MONTHS ENDED JUNE 28, 1997.

CONSOLIDATED RESULTS OF OPERATIONS

NET SALES: Net sales for the six months ended June 27, 1998 were $135.7 million as compared to $120.1 million for the six months ended June 28, 1997. The $15.6 million increase in sales is due to new bodycloth business on the Nissan Altima and higher sales levels of automotive carpet products. Molded floor carpet sales were positively impacted by increased sales to the Mercedes M-class and the GM APV. The increase is somewhat offset by reduced bodycloth sales on the Toyota Camry and lower carpet sales due to a strike at General Motors which began in June. The strike ended on July 29, 1998.

GROSS PROFIT: Gross profit as a percentage of net sales decreased to 11.4% for the six months ended June 27, 1998 from 15.1% in the comparable period of 1997. The decrease in gross profit is due in part to lower volume and unfavorable product mix in automotive bodycloth and inefficiencies associated with relocation and closing of certain manufacturing facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased 4.2% to $8.3 million for the six months ended June 27, 1998 from $8.7 million in the comparable 1997 period. This decrease is a result of lower administrative costs resulting from the elimination of certain redundant sales and administrative functions in connection with the 1996 Acquisition.

INTEREST EXPENSE: Interest expense decreased to $4.2 million for the six months ended June 27, 1998 from $5.6 million in the comparable period in 1997 primarily due to lower overall debt levels following the 1996 Acquisition. From the first quarter of 1997 through the second quarter of 1998, $25.0 million principal amount of Senior Notes have been repurchased, on the open market or otherwise, by JPS Automotive and retired. During the second quarter of 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products, and C&A Products may borrow up to $5 million from JPS Automotive, at interest rates equal to those charged to C&A Products under its revolving credit facility with The Chase Manhattan Bank. For the six months ended June 27, 1998, $0.2 million in net interest was charged to C&A Products in connection with these revolving credit arrangements.

INCOME TAXES: The income tax provision for the six months ended June 27, 1998 decreased to $1.3 million from $1.8 million in the comparable period of 1997.

INCOME FROM DISCONTINUED OPERATIONS: Income from Airbag was $1.6 million for the six months ended June 28, 1997. Airbag was sold in July 1997.

EXTRAORDINARY LOSS: For the six months ended June 27, 1998, JPS Automotive recognized an extraordinary loss of $86 thousand, net of income taxes of $58 thousand, relating to the purchase by JPS Automotive of $2.0 million principal amount of Senior Notes at prices in excess of carrying values. The extraordinary loss of $0.7 million, net of income taxes of $0.4 million, in the comparable period of 1997 relates to the purchase of $19.4 million principal amount of Senior Notes in excess of carrying values.

NET INCOME: Net income decreased to $1.6 million for the six months ended June 27, 1998 from $2.9 million in the comparable period in 1997 primarily due to the reasons cited above.

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

        Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer preferences, dependence on significant automotive customers, changes in the popularity of particular car models, the loss of programs on particular car models, the level of competition in the automotive supply industry and Year 2000 compliance issues, as well as factors more specific to JPS Automotive, such as the substantial leverage of JPS Automotive and limitations imposed by the Senior Notes. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see "Business" in the 1997 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 10-K, JPS Automotive's Report on Form 10-Q for the fiscal quarter ended March 28, 1998 and above in this Form 10-Q and also see JPS Automotive's other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 5.     OTHER INFORMATION.

            Effective January 1, 1998, the Savings, Investment and Profit Sharing Plan of JPS Automotive L.P. (the "JPS Automotive Plan") was merged into the Collins & Aikman Products Co. (formerly Collins & Aikman Corporation) Employees' Profit Sharing and Personal Savings Plan. The JPS Automotive Plan has no further duty to file reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934.

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
Exhibit
Number                  Description
------                  -----------
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

10.4 Assignment dated as of December 11, 1996, from Foamex International to C&A Products relating to Services Agreement, is hereby incorporated by reference to Exhibit 10.10 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.5 Assignment dated as of December 11, 1996, from Foamex-JPS Automotive L.P. to C&A Products relating to Tax-Sharing Agreement, is hereby incorporated by reference to Exhibit 10.11 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.6 Assignment dated as of December 11, 1996, from JPSGP, Inc. to C&A Products relating to Tax-Sharing Agreement, is hereby incorporated by reference to Exhibit 10.12 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.7 Assignment dated as of December 11, 1996, from Foamex to C&A Products relating to Supply Agreement, is hereby incorporated by reference to
       Exhibit 10.13 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

10.8 Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS Automotive L.P. and Collins & Aikman Products Co. dated August 28, 1996, is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 27, 1996.

10.9 Amendment No. 1 to Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS Automotive L.P., Foamex International Inc. and Collins & Aikman Products Co. dated as of December 11, 1996, is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation's Current Report on Form 8-K dated December 10, 1996.

10.10 Post 1996 Acquisition Arrangements Under JPS Automotive Services Agreement is hereby incorporated by reference to Exhibit 10.15 of the Form 10-K of JPS Automotive and Products Corp. for the fiscal year ended December 27, 1997.

10.11 Asset Purchase Agreement dated as of June 30, 1997 by and among JPS Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of JPS Automotive and Products Corp. dated July 24, 1997.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
Exhibit
Number                  Description
------                  -----------

10.12 Closing Agreement dated as of July 24, 1997 by and among JPS Automotive L.P., Safety Components International, Inc. and Safety Components Fabric Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K of JPS Automotive and Products Corp. dated July 24, 1997.

27     Financial Data Schedules

(b)      Reports on Form 8-K

        During the quarter for which this Report on Form 10-Q is filed, JPS Automotive and Products Corp. did not file any reports on Form 8-K.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 11th day of August, 1998.
                                                   JPS AUTOMOTIVE L.P.
                                             By:   PACJ, Inc.
                                                   General Partner


                                             By:   /s/  J. Michael Stepp
                                                   ---------------------
                                                   J. Michael Stepp
                                                   Executive Vice President and
                                                   Chief Financial Officer


                                                   JPS AUTOMOTIVE PRODUCTS CORP.

                                             By:   /s/  J. Michael Stepp
                                                   ---------------------
                                                   J. Michael Stepp
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                      II-4