Form 10-Q
period 1998-09-26
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 1998-11-10
CIK 924902, 919233

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                    FORM 10-Q

              X     Quarterly Report Pursuant to Section 13 or 15(d) of the
             ---      Securities Exchange Act of 1934

                    For the quarter ended September 26, 1998

                    Transition Report Pursuant to Section 13 or 15(d)
             ---      of the Securities Exchange Act of 1934

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
                                      ---   ---
JPS Automotive L.P. and JPS Automotive Products Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

As of November 9, 1998, the number of outstanding shares of JPS Automotive Products Corp. common stock was 100.

PART  I  -  FINANCIAL INFORMATION



Item 1.  Financial Statements.


                     JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (in thousands)




                                                Quarter Ended               Nine Months Ended
                                         ----------------------------   ----------------------------
                                         September 26,  September 27,   September 26,  September 27,
                                             1998           1997            1998           1997
                                         -------------  -------------   -------------  -------------
Net sales...........................     $    51,103   $    59,430       $   186,808   $   179,573
Cost of goods sold..................          48,134        51,567           168,332       153,601
                                         -----------   -----------       -----------   -----------



Gross profit........................           2,969         7,863            18,476        25,972
Selling, general and administrative
   expenses.........................            (302)        3,959             8,045        12,687
                                         -----------   -----------       -----------   -----------

Operating income....................           3,271         3,904            10,431        13,285
Interest expense, net...............           2,182         1,904             6,393         7,513
Other expense (income), net.........              28             -                (3)           (5)
                                         -----------   -----------       -----------   -----------


Income from continuing operations
  before income taxes...............           1,061         2,000             4,041         5,777
Income tax expense..................             488           881             1,814         2,654
                                         -----------   -----------       -----------   -----------

Income from continuing operations...             573         1,119             2,227         3,123
Income from discontinued operations,
   net of income tax of $0 and
   $1,044...........................               -            78                 -         1,662
                                         -----------   -----------       -----------   -----------
Income before extraordinary loss....             573         1,197             2,227         4,785
Extraordinary loss, net of income
   tax of $58 and $442..............               -             -               (86)         (721)
                                         -----------   -----------       -----------   -----------

Net income..........................     $       573   $     1,197       $     2,141   $     4,064
                                         ===========   ===========       ===========   ===========



See accompanying notes.

                   JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)


                                                  (Unaudited)
                                                  September 26,   December 27,
                    ASSETS                            1998            1997
                                                  -------------   ------------
Current assets:
  Cash and cash equivalents..................      $    1,801    $   9,271
  Accounts receivable, net...................          40,299       37,038
  Inventories................................          14,408       19,275
  Receivables from related parties...........           5,579        1,974
  Revolving loan due from C&A Products.......           4,500        4,500
  Deferred tax assets........................           4,073        5,369
  Other current assets.......................           3,171        4,269
                                                     --------       ------

   Total current assets......................          73,831       81,696
                                                     --------       ------

Property, plant and equipment, net...........          52,510       55,470
Goodwill, net................................         101,344      103,310
Demand receivable due from C&A for income taxes         6,996        6,548
Other assets.................................           3,458        3,583
                                                     --------      -------
                                                   $  238,139    $ 250,607
                                                   ==========    =========

          LIABILITIES AND OWNERS' EQUITY
Current liabilities:
  Accounts payable...........................      $    7,156    $  12,083
  Accrued expenses...........................          12,159       13,677
                                                     --------       ------
   Total current liabilities.................          19,315       25,760
                                                     --------       ------
Long-term debt...............................          89,109       91,843
Other liabilities............................          11,654       10,008
Commitments and contingencies................

Owners' equity:
  General partner............................          48,073       48,073
  Limited partner............................          69,988       74,923
                                                     --------       ------
     Total owners' equity....................         118,061      122,996
                                                     --------       ------
                                                   $  238,139    $ 250,607
                                                   ==========    =========




See accompanying notes.

                   JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (in thousands)

                                                      Nine Months Ended
                                                   -----------------------
                                                 September 26, September 27,
                                                     1998          1997
                                                 ------------- -------------
OPERATING ACTIVITIES
Income from continuing operations............    $     2,227   $     3,123
Adjustments to derive cash flow from continuing
operating activities:
   Deferred income tax expense...............          3,950             -
   Depreciation and amortization.............          6,933         6,457
   Interest accretion and debt issuance cost
     amortization............................           (164)         (206)
   Other, net ...............................           (740)        2,718
   Changes in operating assets and liabilities        (4,839)       (7,718)
                                                 -----------   -----------
     Net cash provided by continuing operations        7,367         4,374
                                                 -----------   -----------
Net cash provided by discontinued operations               -         1,735
                                                 -----------   -----------
INVESTING ACTIVITIES
Additions to property, plant and equipment...         (2,074)       (5,018)
Sales of property, plant and equipment.......            575             -
Proceeds from disposition of discontinued
operations...................................              -        55,900
Other, net...................................             (4)           (5)
                                                 -----------   -----------
     Net cash provided by (used in) investing
        activities...........................         (1,503)       50,877
                                                 -----------   -----------
FINANCING ACTIVITIES
Distributions to C&A Products................        (10,000)            -
Capital contributions from partners..........          2,930        23,233
Changes in amounts due C&A Products, net.....         (4,053)            -
Repayments of long-term debt.................         (2,066)      (25,704)
Other, net...................................           (145)            -
                                                 -----------   -----------
     Net cash used in financing activities           (13,334)       (2,471)
                                                 -----------   -----------
Net increase (decrease) in cash and cash
   equivalents...............................         (7,470)       54,515
Cash and cash equivalents at beginning of period       9,271           198
                                                 -----------   -----------
Cash and cash equivalents at end of period...    $     1,801   $    54,713
                                                 ===========   ===========


See accompanying notes.

                   JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.    Condensed Consolidated Financial Statements:

      The condensed consolidated financial statements include the accounts of JPS Automotive L.P. and its subsidiaries ("JPS Automotive"). In the opinion of management of JPS Automotive, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior quarter items have been reclassified to conform with the third quarter presentation. For further information, refer to the consolidated financial statements and notes thereto included in JPS Automotive's Report on Form 10-K for the year ended December 27, 1997.

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

2.    Goodwill:

      Goodwill, representing the excess of purchase price over the fair value of net assets acquired in the 1996 Acquisition, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill was $0.7 million and $2.0 million for the quarter and nine months ended September 26, 1998, respectively, and $0.6 million and $1.9 million for the quarter and nine months ended September 27, 1997, respectively. Accumulated amortization at September 26, 1998 was $4.6 million. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows and pretax income over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, JPS Automotive's carrying value of the goodwill will be reduced. At September 26, 1998, JPS Automotive believes the recorded value of its goodwill of $101.3 million is fully recoverable.

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

      The components of the reserves for the relocation and facility closures, which are expected to be completed in the second quarter of fiscal 1999, are as follows (in thousands):

                                              Original      Changes In       Remaining
                                               Reserve         Reserve         Reserve
                                               -------         -------         -------
Anticipated   expenditures  to  close  and
dispose of
   idled facilities.......................   $     2,746      $  (2,459)     $       287
Anticipated severance benefits............         7,655         (5,177)           2,478
                                             -----------      ---------      -----------

                                             $    10,401      $  (7,636)     $     2,765
                                             ===========      =========      ===========

                   JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)


4.    Related-party Transactions and Allocations:

      At September 26, 1998, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interests in JPS Automotive, as security for debt of C&A Products totaling $368.8 million.

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

      During the first quarter of 1998, pursuant to the rationalization process, JPS Automotive transferred to Collins & Aikman Canada Inc. ("C&A Canada") and C&A Products two programs for the production of automotive carpet products for aggregate consideration of $4.3 million. One of these programs was performed by C&A Canada for JPS Automotive during a portion of 1997 on a royalty basis. Due to the related party nature of the transfer, the $4.3 million received by JPS Automotive, net of the related tax provision of $1.6 milllion, has been treated as a capital contribution from C&A Products in the accompanying financial statements. During the remainder of 1998, C&A Products has agreed to transfer to JPS Automotive as an equity contribution all but one of the automotive soft trim programs formerly produced by C&A Products at its Salisbury, North Carolina, facility. Twenty-seven contracts relating to the closure of the Salisbury facility were transferred to JPS Automotive during the second quarter of 1998 in accordance with the arrangements between JPS Automotive and C&A Products. JPS Automotive did not pay any amounts to C&A Products for these contracts. No contracts relating to the closure of the Salisbury facility were transferred to JPS Automotive during the third quarter of 1998. C&A Products has also agreed to make additional cash equity contributions to JPS Automotive if JPS Automotive is unable to earn a specified level of operating profit on the contracts transferred from the Salisbury plant.

      In addition, pursuant to the rationalization process, during the third quarter of 1998 JPS Automotive transferred equipment to C&A Products for aggregate consideration of $0.7 million. In accordance with the arrangements between JPS Automotive and C&A Products, JPS Automotive received fair market value and recorded the excess between book and fair market value as a capital contribution of $227 thousand, net of income taxes of $129 thousand.

      JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the quarter and nine months ended September 26, 1998: (i) $1.9 million and $5.7 million, respectively, for administrative and other services, and (ii) $13.3 million and $41.9 million, respectively, for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, for the quarter and nine months ended September 26, 1998, JPS Automotive recorded sales of $5.9 million and $26.7 million, respectively, relating to contract manufacturing services (including the sale of roll goods) provided to C&A Products and its subsidiaries.

      For the quarter and nine months ended September 27, 1997, JPS Automotive was charged $0.6 million and $2.1 million, respectively, by C&A Products for certain administrative and management services in accordance with the Existing Services Agreement.

                   JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)

      C&A Products and JPS Automotive entered into several additional arrangements including, among others, those described below.

      During the year ended December 27, 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products and C&A Products may borrow up to $5 million from JPS Automotive. The borrower is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement. During the quarter and nine months ended September 26, 1998, C&A Products was charged $83 thousand and $0.3 million, respectively, in net interest related to these revolving credit arrangements. At September 26, 1998, there was an outstanding balance of $4.5 million owed to JPS Automotive under this arrangement.

      In connection with certain manufacturing activities conducted by C&A Products for Cramerton during the third quarter and nine months ended September 26, 1998, Cramerton resold to C&A Products at cost approximately $0.3 million and $0.9 million, respectively, in yarn that had been purchased by Cramerton for use in the manufacturing activities conducted for Cramerton. In addition, in accordance with C&A Products' normal practice, C&A Products developed tooling for JPS Automotive, for which JPS Automotive reimbursed C&A Products its costs. The development of tooling was managed by JPS Automotive prior to the 1996 Acquisition.

      During the third quarter of 1998, JPS Automotive and C&A Canada exchanged responsibility for the production of certain automotive carpet products. Due to the related party nature of this exchange, this transaction did not have an effect on the financial statements.

      C&A Products and JPS Automotive are also parties to a tax sharing agreement (the "Tax Sharing Agreement") that was assigned to C&A Products by Foamex in connection with the 1996 Acquisition. The Tax Sharing Agreement provides that JPS Automotive will make certain payments to its partners (principally C&A Products) in amounts equal to the taxes JPS Automotive would be required to pay if it were separately taxed. JPS Automotive and C&A Products maintain the Tax Sharing Agreement in lieu of adding JPS Automotive as a party to C&A's tax sharing arrangement. As of September 26, 1998 no amounts were payable under the Tax Sharing Agreement. In addition, because JPS Automotive is part of C&A's consolidated tax return, C&A effectively utilizes the tax benefits generated by JPS Automotive in its consolidated tax return, which resulted in benefits totaling $0.4 million for the nine months ended September 26, 1998, $6.2 million for 1997 and $0.3 million for the period from December 12, 1996 to December 28, 1996. C&A Products has agreed to reimburse JPS Automotive for these benefits on demand by JPS Automotive.

      In September 1998, JPS Automotive distributed its 50% ownership interest in Industrias Enjema S.A. de C.V. ("Enjema") to C&A Products Co. C&A Products acquired, from a third party, the other 50% interest in Enjema in August 1998 for approximately $1 million. No book value was assigned to JPS Automotive's 50% interest.

      In addition, in September 1998, JPS Automotive received payment from Enjema for receivables generated when Enjema was managed by third parties. JPS Automotive had previously fully reserved these receivables. As a result of the payment, JPS Automotive reversed this reserve, resulting in a reduction of selling, general and administrative expenses of $4.2 million.

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

6.    Discontinued Operations:

      On July 24, 1997, JPS Automotive completed the sale of its Air Restraint and Technical Products Division ("Airbag") to Safety Components International, Inc. for a purchase price of approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag. Airbag reported income of $0.1 million and $1.7 million in the quarter and nine months ended September 27, 1997.

7.    Newly Issued Accounting Standards:

      In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998 and the initial application of this pronouncement is to be reported as the cumulative effect of a change in accounting principle. JPS Automotive currently estimates that the impact of adoption of SOP 98-5 at the beginning of fiscal 1999 will be in the range of $0.5 million to $1.0 million.

                       JPS AUTOMOTIVE PRODUCTS CORP.
            (A Wholly-Owned Subsidiary of JPS Automotive L.P.)
                              BALANCE SHEETS



                                            (Unaudited)
                                           September 26,  December 27,
                                                1998          1997
                                           -------------  ------------
                                                  (in thousands)
                  ASSETS

Current assets - Cash..................... $           1  $          1
                                           =============  =============
   LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities .............................. $         -    $         -
                                           =============  =============

Shareholder's equity:
   Common stock, par value $0.01 per
share;
      10,000,000 shares authorized,
      100 shares issued and outstanding...           -              -
   Additional paid-in capital.............             1             1
                                           -------------  -------------

      Total shareholder's equity..........             1             1
                                           -------------  -------------
                                           $           1   $         1
                                           =============  =============

See accompanying notes.

                   JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
            (A Wholly-Owned Subsidiary of JPS Automotive L.P.)
                    NOTE TO BALANCE SHEETS (Unaudited)


1.    Commitments and Contingencies

      JPS Automotive Products Corp. ("Products Corp.") is a joint obligor (and co-registrant) with JPS Automotive L.P. of the 11-1/8% Senior Notes due 2001 (the "Senior Notes"), which had an outstanding balance of $89.1 million (including a premium of $2.4 million) as of September 26, 1998.

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

Nine Months Ended September 26, 1998 Compared to Nine Months Ended September 27, 1997.

Consolidated Results of Operations

Net Sales: Net sales for the nine months ended September 26, 1998 were $186.8 million as compared to $179.6 million for the nine months ended September 27, 1997. The $7.2 million increase in sales is partially due to new bodycloth business on the Nissan Altima and to increased sales to the Mercedes M-class and the GM APV. Also, automotive carpet products sales to C&A Products increased by approximately $8 million over the comparable period of 1997. This increased activity is due to the closure of C&A Products' Salisbury facility and to the transfer of programs between C&A Products and JPS Automotive. The increase in sales was somewhat offset by the adverse effect on sales of an increased demand for leather seating applications, which management expects to continue for the foreseeable future. In addition, the General Motors strike negatively impacted sales in the nine months ended September 26, 1998. The strike began on June 5, 1998 and ended on July 29, 1998.

Gross Profit: Gross profit as a percentage of sales decreased to 9.9% for the nine months ended September 26, 1998 from 14.5% in the comparable period of 1997. The decrease in gross profit is due in part to lower volume and unfavorable product mix in automotive bodycloth and inefficiencies associated with the relocation and closing of certain manufacturing facilities.

Selling, General and Administrative Expenses: Selling, general, and administrative expenses decreased 36.6% to $8.0 million for the nine months ended September 26, 1998 from $12.7 million in the comparable 1997 period. This decrease is a result of lower administrative costs resulting from the elimination of certain redundant sales and administrative functions in connection with the 1996 Acquisition. In addition, during the third quarter of 1998, JPS Automotive recognized $4.2 million in income related to the collection of a fully reserved receivable balance due from Enjema. See Note 4 to the Notes to JPS Automotive's Condensed Consolidated Financial Statements.

Interest Expense: Interest expense decreased to $6.4 million for the nine months ended September 26, 1998 from $7.5 million in the comparable period in 1997 primarily due to lower overall debt levels following the 1996 Acquisition. From the first quarter of 1997 through the third quarter of 1998, $25.0 million principal amount of Senior Notes have been repurchased, on the open market or otherwise, by JPS Automotive and retired. During the second quarter of 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products, and C&A Products may borrow up to $5 million from JPS Automotive, at interest rates equal to those charged to C&A Products under its revolving credit facility with The Chase Manhattan Bank. For the nine months ended September 26, 1998, $0.3 million in net interest was charged to C&A Products in connection with these revolving credit arrangements.

Income Taxes: The income tax provision for the nine months ended September 26, 1998 decreased to $1.8 million from $2.7 million in the comparable 1997 period.

Income from Discontinued Operations: Income from Airbag was $1.7 million for the nine months ended September 27, 1997. Airbag was sold in July 1997.

Extraordinary Loss: For the nine months ended September 26, 1998, JPS Automotive recognized an extraordinary loss of $86 thousand, net of income taxes of $58 thousand, relating to the purchase by JPS Automotive of $2.0 million principal amount of Senior Notes at prices in excess of carrying values. The extraordinary loss of $0.7 million, net of income taxes of $0.4 million, in the comparable period of 1997 relates to the purchase of $19.4 million principal amount of Senior Notes at prices in excess of carrying values.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income: Net income decreased to $2.1 million for the nine months ended September 26, 1998 from $4.1 in the comparable period of 1997 primarily due to the reasons cited above.

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

Impact of Year 2000 Compliance

      As previously discussed in Note 4 to the Notes to JPS Automotive's Condensed Consolidated Financial Statements, in accordance with arrangements between JPS Automotive and C&A Products, C&A Products provides administrative and management services to JPS Automotive. These services include business planning and management information systems services for JPS Automotive. Accordingly, JPS Automotive is part of C&A Products' comprehensive plan intended to address Year 2000 issues. C&A Products has selected a team of managers and outside consultants to identify, evaluate and implement a time-table aimed at bringing critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The plan addresses JPS Automotive's information technology and non-information technology and categorizes them into the following areas which are vulnerable to Year 2000 risk: (i) business computer systems, including financial, human resources, purchasing, manufacturing and sales and marketing systems; (ii) manufacturing, warehousing and servicing equipment, including shop floor controls; (iii) technical infrastructure, including local area networks, mainframes and communication systems; (iv) end-user computing, including personal computers; (v) suppliers, agents and service providers, including systems which interface with customers; (vi) environmental operations, including fire, security, emission and waste controls and elevators; and (vii) dedicated research and development facilities, including CAD/CAE/CAM systems and product testing systems.

      JPS Automotive has evaluated the state of readiness of each area vulnerable to Year 2000 risk using the following definitions:

      Inventory   -  Systems are being surveyed and documented regarding
                     compliance
      Remediation -  Strategies are being implemented to modify or replace affected hardware and software
      Testing     -  Systems are being tested by C&A Products employees or
                     third party consultants
      Complete    -  Systems are Year 2000 compliant

      Currently, JPS Automotive estimates that it is in the Remediation stage for each area of Year 2000 risk and currently expects its systems to become Year 2000 compliant during 1999. Based upon the current status of its Year 2000 efforts, JPS Automotive has not developed a formal contingency plan. However, JPS Automotive will develop an informal contingency plan in the event that it does not expect to be fully Year 2000 compliant within the current time estimates.

      JPS Automotive has coordinated its Year 2000 compliance efforts with a plan to make its computer systems consistent with other operations of C&A Products. As a result, the majority of the Year 2000 compliance work for JPS Automotive is being performed by employees of other C&A Products divisions or subsidiaries and is included in the amounts charged to JPS Automotive for administrative and other services in accordance with the arrangements between JPS Automotive and C&A Products. See Note 4 to the Notes to JPS Automotive's Condensed Consolidated Financial Statements. The additional cost to be borne by JPS Automotive for its efforts to address the Year 2000 issue is anticipated to be approximately $130 thousand. Included in this estimate is $70 thousand of salaries and other payroll costs of employees to the extent that they have devoted a portion of their time to the project. Approximately $14 thousand of these costs have been incurred through September 26, 1998, including $12 thousand of salaries and other payroll costs. JPS Automotive has been expensing and capitalizing the costs to complete the Year 2000 plan in accordance with appropriate accounting policies. JPS Automotive is funding the expenditures related to the Year 2000 plan with cash flows from operations.

                   JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)


      Due to the general uncertainty inherent in the Year 2000 process at this stage, it is difficult to determine a reasonably likely Year 2000 worst case scenario. One possible scenario would be the failure of JPS Automotive's key suppliers to become compliant. To mitigate the risk of this, JPS Automotive is in the process of issuing questionnaires to its suppliers and visiting certain of these suppliers to assess their Year 2000 readiness. This process is expected to continue over the next several months. Based upon the responses which JPS Automotive will receive through the questionnaires and meetings, JPS Automotive will develop contingency plans in the event that these suppliers will not be Year 2000 compliant in a timely manner. Due to the number of suppliers that JPS Automotive deals with, JPS Automotive is unable to make a meaningful estimate of the revenue that would be lost in the event such a scenario was realized.

      C&A Products' and JPS Automotive's Year 2000 efforts are ongoing and their overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. JPS Automotive currently anticipates that, with the modifications discussed above, the Year 2000 issue should not pose significant operational problems for JPS Automotive. However, if such modifications are not made, or are not completed timely, or contingency plans fail, the Year 2000 issue could have a material adverse impact on the operations of JPS Automotive. Success of the Year 2000 plan may to some extent depend on the availability of outside consultants. Further, there is no guarantee that the systems of other companies on which JPS Automotive's systems rely will be timely converted and would not have an adverse effect on JPS Automotive's systems.

      The cost to JPS Automotive of its Year 2000 efforts and the dates by which JPS Automotive believes it will be Year 2000 compliant are based on management's current best estimates, which were derived based on numerous assumptions of future events, some of which are beyond the control of JPS Automotive, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved, and actual results could differ materially from those anticipated.

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

      Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer preferences, dependence on significant automotive customers, changes in the popularity of particular car models or particular interior trim packages, the loss of programs on particular car models, the level of competition in the automotive supply industry and Year 2000 compliance issues, as well as factors more specific to JPS Automotive, such as the substantial leverage of JPS Automotive and limitations imposed by the Senior Notes. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see "Business" in the 1997 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 10-K, JPS Automotive's Reports on Form 10-Q for the fiscal quarters ended March 28, 1998 and June 27, 1998 and above in this Form 10-Q and also see JPS Automotive's other filings with the Securities and Exchange Commission.

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

                                    SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 1998.

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