Form 10-K
period 1998-12-26
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 1999-03-26
CIK 924902, 919233

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998
                 Commission file numbers: 33-75510-01; 1-12944

                               JPS AUTOMOTIVE L.P.
                         JPS AUTOMOTIVE PRODUCTS CORP.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                      57-1060375
               DELAWARE                                      57-0993690
--------------------------------------                 ---------------------
   (State or other Jurisdiction of                        (I.R.S. Employer
    incorporation or Organization)                         Identification
                                                               Number)

 701 MCCULLOUGH DRIVE, CHARLOTTE, NC                            28262
--------------------------------------                  ---------------------
   (Address of principal executive                            (Zip Code)
               offices)


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

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days. YES [X]   NO   (See Note in the Index
hereto)

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

        As of March 25, 1999, there were 100 shares of JPS Automotive Products Corp. common stock outstanding.

        JPS Automotive L.P. and JPS Automotive Products Corp. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               JPS AUTOMOTIVE L.P.

                          JPS AUTOMOTIVE PRODUCTS CORP.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998


                                      INDEX

                                                                                           10-K
                                                                                           PAGE
PART I
                      Item 1.   Business (A)                                                 1
                      Item 2.   Properties (A)                                               3
                      Item 3.   Legal Proceedings                                            3
                      Item 4.   Submission of Matters to a Vote of Security Holders (A)      3
PART II
                      Item 5.   Market for Registrants' Common Equity and Related
                                    Stockholder Matters                                      3
                      Item 6.   Selected Financial Data (A)                                  4
                      Item 7.   Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations (A)                  4
                      Item 7A.  Quantitative and Qualitative Disclosures about Market        7
                                    Risk (A)
                      Item 8.   Financial Statements and Supplementary Data                  7
                      Item 9.   Changes In and Disagreements With Accountants on
                                    Accounting and Financial Disclosure                      7
PART III
                      Item 10.  Directors and Executive Officers of the Registrants (A)      8
                      Item 11.  Executive Compensation (A)                                   8
                      Item 12.  Security Ownership of Certain Beneficial Owners and
                                    Management (A)                                           8
                      Item 13.  Certain Relationships and Related Transactions (A)           8
PART IV
                      Item 14.  Exhibits, Financial Statement Schedules and Reports on
                                    Form 8-K                                                 8

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

                                     PART I

ITEM 1.  BUSINESS

Response to Item 1 of Form 10-K is in accordance with General Instruction I(2)(d) to Form 10-K.

GENERAL
JPS Automotive ("JPS Automotive") produces and supplies a complete line of automotive textile and specialty textile products to North American automobile and light truck manufacturers. JPS Automotive's products include molded floor carpet systems, seating upholstery fabric ("bodycloth"), headliner fabric, and luggage compartment trim. JPS Automotive's customers include domestic original equipment manufacturers, such as General Motors ("GM"), DaimlerChrysler, and Ford, as well as the domestic operations of certain foreign OEMs ("Transplant OEMs" and collectively with domestic OEMs, "OEMs"), including Honda, Mazda, Mitsubishi, Nissan, NuMMI (a joint venture between GM and Toyota), Subaru and Toyota. JPS Automotive Products Corp. ("Products Corp.") is a wholly owned subsidiary of JPS Automotive.

On December 11, 1996, Collins & Aikman Corporation ("C&A"), through its subsidiaries, acquired JPS Automotive from Foamex International Inc. ("Foamex") pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996 (the "1996 Acquisition"). In the 1996 Acquisition, Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of C&A, acquired a .9999% limited partnership interest in JPS Automotive from Foamex and a 99% limited partnership interest in JPS Automotive from Foamex-JPS Automotive L.P. ("FJPS"). PACJ, Inc., a wholly owned subsidiary of C&A Products, acquired a
 .0001% general partnership interest in JPS Automotive from JPSGP Inc. ("JSGP"). Accordingly, 100% of the partnership interests in JPS Automotive are owned by PACJ, Inc. and C&A Products, which are, respectively, indirect and direct wholly-owned subsidiaries of C&A. Additionally, on December 11, 1996, C&A Products also acquired from Seiren Co. Ltd. and its affiliates a minority interest in Cramerton Automotive Products, L.P. and Cramerton Management Corporation, which were JPS Automotive subsidiaries. In December 1997, Cramerton Automotive Products, L.P. was merged into Cramerton Management Corporation and the surviving entity was renamed Cramerton Automotive Products, Inc. ("Cramerton"). JPS Automotive subsequently acquired the minority interest held by C&A Products and now owns 100% of Cramerton.


On July 24, 1997, JPS Automotive completed the sale of its Air Restraint and Technical Products Division ("Airbag"), an airbag and industrial fabric business, to Safety Components International, Inc. for a sales price of approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the fair value and book value of Airbag.

In September 1998, JPS Automotive distributed its 50% ownership interest in Industrias Enjema S.A. de C.V. ("Enjema"), a carpet systems manufacturer located in Mexico, to C&A Products. C&A Products acquired, from a third party, the other 50% interest in Enjema in August 1998 for approximately $1 million.

The principal executive offices of JPS Automotive are located at 701 McCullough Drive, Charlotte, North Carolina, 28262 and its telephone number is (704) 547-8500.

References in this report to JPS Automotive means JPS Automotive L.P. and, where relevant, its subsidiaries.

PRODUCTS AND OPERATING SEGMENTS

JPS Automotive has two operating segments: Automotive Carpet and Automotive Fabric.

AUTOMOTIVE CARPET

JPS Automotive's automotive carpet operations produce complete molded floor carpet and luggage comparment trim. Prior to 1998, JPS Automotive manufactured rolled carpet goods for use in its own products and for sale to other automotive suppliers. In the second quarter of 1998, JPS Automotive closed its facility which manufactured roll goods and initiated a contract manufacturing arrangement with C&A Products to supply its future roll goods requirements. See
Note 12 to JPS Automotive Consolidated Financial Statements.

Molded floor carpets include polyethylene, barrier-backed and molded urethane underlay carpet. Luggage compartment trim includes one-piece molded trunk systems and assemblies, wheelhouse covers and center pan mats, seatbacks, tireboard covers and other trunk trim products.

AUTOMOTIVE FABRIC

JPS Automotive sells bodycloth and headliner fabric to other automotive suppliers. JPS Automotive's bodycloth fabric is typically specified by the OEM, though the product normally is shipped and billed directly to other OEM suppliers. Contract terms often parallel the terms between the OEM and the primary supplier with respect to timing, product specifications and quantity. JPS Automotive's principal upholstery fabric customers, other automotive suppliers, demand high quality automotive fabric products with respect to construction, weight and styling. OEMs typically do not specify a certain company's headliner fabric, but rather specify fabric type or construction when awarding purchase contracts. In 1998, JPS Automotive relocated its bodycloth manufacturing operations to a C&A Products facility, and entered into a contract manufacturing arrangement with C&A Products. See Notes 7 and 12 to the JPS Automotive Consolidated Financial Statements.

MARKETING AND SALES

In conjunction with the elimination of certain redundant sales and administrative functions following the 1996 Acquisition, C&A Products performs substantially all of the sales and marketing functions for JPS Automotive. This allows JPS Automotive to continue to provide integrated product systems and design and engineering support which management believes reduces costs and enhances value. See Notes 7 and 12 to the JPS Automotive Consolidated Financial Statements.

MANUFACTURING AND RAW MATERIALS

     Manufacturing operations are currently conducted at two facilities with a total of approximately 1.2 million square feet. In connection with the 1996 Acquisition, JPS closed one manufacturing facility in 1997, a second facility in January 1998, and a third facility in June 1998. In addition, JPS Automotive is in the process of constructing additional space at a C&A Products facility where bodycloth is being produced by C&A Products for JPS Automotive in conjunction with a contract manufacturing arrangement. See Notes 7 and 12 to the JPS Automotive Consolidated Financial statements. JPS Automotive believes its facilities, taking into account its arrangements with C&A, are adequate to meet its current production requirements.

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

EMPLOYEES

As of December 26, 1998, JPS Automotive employed approximately 1,500 persons. JPS Automotive considers relations with its employees to be generally good.

COMPETITION

The market for JPS Automotive's products is highly competitive and is concentrated among a small number of North American based companies. Competition is based primarily on price, quality of products and service. Certain of JPS Automotive's competitors are larger and have substantially greater financial resources.

TRANSACTIONS AND ARRANGEMENTS WITH AFFILIATES

For a discussion of certain transactions and arrangements between C&A Products and JPS Automotive, see Note 12 to JPS Automotive Consolidated Financial Statements.

YEAR 2000 ISSUES

For a discussion of the impact of Year 2000 compliance issues, see "ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Impact of Year 2000 Compliance".

ITEM 2.  PROPERTIES

Response to Item 2 of Form 10-K is in accordance with General Instruction I(2)(d) to Form 10-K. JPS Automotive conducts its operations in two manufacturing facilities, both of which are owned. Floor space at the two facilities, which are located in North Carolina and South Carolina, totals approximately 1.2 million square feet. JPS Automotive is in the process of constructing additional space at an existing C&A Products facility, where C&A Products is producing bodycloth for JPS Automotive on a subcontract basis.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

JPS Automotive does not have an established public trading market for its equity securities. The equity securities are held by two wholly-owned subsidiaries of C&A. Products Corp. is a wholly-owned subsidiary of JPS Automotive L.P.

The indenture governing JPS Automotive's 11-1/8% Senior Notes due 2001 (the "Senior Notes") generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to Senior Notes and investments other than as permitted) ("Restricted Payments") unless (i) there is no default under the Senior Notes indenture, (ii) after giving pro forma effect to the Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cash flow to interest expense and (iii) the aggregate of all Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "Restricted Payments Tests"). These conditions were satisfied as of December 26, 1998. The Restricted Payments Tests are subject to a number of significant exceptions.

During fiscal year 1998, JPS Automotive made distributions to C&A Products totaling $10.0 million. During fiscal 1997, JPS Automotive made distributions to C&A Products totaling $44.6 million, which included a $35 million distribution of a portion of the proceeds received from the sale of Airbag.

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

JPS Automotive produces and supplies textiles and specialty textile products for automobile and light truck production in North America. On December 11, 1996, C&A, through its subsidiaries, acquired JPS Automotive from Foamex International in the 1996 Acquisition. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of JPS Automotive and Products Corp. included in this report.

1998 COMPARED TO 1997

OPERATING SEGMENTS:

JPS Automotive has two operating segments: Automotive Carpet and Automotive Fabric.

AUTOMOTIVE CARPET

NET SALES: Automotive Carpet sales increased 6.7% to $168.9 million in 1998, up $10.6 million from 1997. Due to the closure of C&A Products' Salisbury, North Carolina facility and the transfer of programs between C&A Products and JPS Automotive, automotive carpet products sales to C&A Products increased by approximately $6.7 million over the comparable 1997 period. In addition, revenues increased due to strong sales on the Mercedes M-class and the GM Alero/Grand Am. This increase was offset by a 54 day GM strike, which reduced sales by approximately $8.3 million.

OPERATING INCOME: Operating income decreased 39.9% to $9.5 million in 1998 from $15.9 million in 1997. This decrease is due to inefficiencies associated with the relocation of certain carpet manufacturing operations from a C&A Products facility to a JPS Automotive facility. Also, in 1998, operating income was negatively impacted by the General Motors strike by approximately $1.8 million. JPS Automotive experienced sales volume losses to General Motors during the strike and also incurred a number of cost increases as production was resumed following the strike.

AUTOMOTIVE FABRIC

NET SALES: Automotive Fabric sales decreased 22.4% to $67.8 million in 1998, down $19.6 million from 1997. Sales were adversely impacted by an increased demand for leather seating applications, which management expects to continue at its current level for the foreseeable future, an unfavorable mix on several models, and weak sales on the Toyota Camry.

OPERATING INCOME (LOSS): Automotive Fabric operating income (loss) decreased 139% to ($1.7) million in 1998 from $4.3 million in 1997. The Automotive Fabric segment experienced unfavorable manufacturing variances resulting from lower volume and an unfavorable product mix and also incurred charges related to idle equipment.

JPS AUTOMOTIVE AS A WHOLE

NET SALES: Net sales for JPS Automotive were $255.6 million in 1998 as compared to $247.3 million in the comparable 1997 period. This increase is primarily due to the factors discussed above.

GROSS PROFIT: Gross profit as a percentage of sales decreased to 11.1% in 1998 from 15.0% in 1997. The decrease in gross profit is due in part to lower volume and unfavorable product mix in automotive fabric and inefficiencies associated with the relocation and closing of certain manufacturing facilities. In addition, during the fourth quarter of 1998, JPS Automotive's fabric segment recorded a $1.0 million charge for idle equipment. These decreases were partially offset by $3.7 million of income recognized by the Automotive Carpet segment for a reversal of previously established warranty reserves originally recorded for estimated costs to repair or replace products no longer manufactured. The warranty claims for these items have been significantly below expected amounts and the remaining reserve was deemed unnecessary by management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general, and administrative expenses decreased 21.7% to $12.1 million in 1998 from $15.5 million in 1997. This decrease is due primarily to JPS Automotive recognizing a $4.2 million reduction of expense related to the collection of an accounts receivable balance due from Enjema, which had previously been written off. Although there has been an elimination of certain redundant sales and administrative functions in connection with the 1996 Acquisition, selling, general and administrative expenses remained consistent with 1997 amounts due to an allocation from C&A Products for such services. See Note 12 to the JPS Automotive Consolidated Financial Statements.

INTEREST EXPENSE: Interest expense, net of interest income, decreased to $8.2 million in 1998 from $9.5 million in the comparable 1997 period primarily due to lower overall debt levels following the 1996 Acquisition. From the first quarter of 1997 through the fourth quarter of 1998, $25.9 million principal amount of Senior Notes were repurchased, on the open market or otherwise, by JPS Automotive and retired. During the second quarter of 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products, and C&A Products may borrow up to $5 million from JPS Automotive, at interest rates equal to those charged to C&A Products under its revolving credit facility with The Chase Manhattan Bank. During 1998, $0.3 million in net interest was charged to C&A Products in connection with these revolving credit arrangements. See Note 12 to the JPS Automotive Consolidated Financial Statements.

OTHER INCOME: Other income for 1998 and 1997 related to the sales of fixed assets.

INCOME TAXES: The income tax provision in 1998 decreased to $3.6 million from $5.2 million in 1997.

INCOME FROM DISCONTINUED OPERATIONS: Income from Airbag was $1.7 million in 1997. Airbag was sold in July 1997.

EXTRAORDINARY LOSS: JPS Automotive recognized an extraordinary loss of $132 thousand, net of income taxes of $90 thousand, relating to the repurchase by JPS Automotive of $2.6 million principal amount of Senior Notes at prices in excess of carrying values during 1998. The extraordinary loss of $0.7 million, net of income taxes of $0.4 million, in the comparable period of 1997 relates to the repurchase of $19.4 million principal amount of Senior Notes at prices in excess of carrying values.

NET INCOME: Net income decreased to $4.9 million in 1998 from $8.0 million in 1997 primarily due to the reasons cited above.

LIQUIDITY AND CAPITAL RESOURCES

JPS Automotive's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on its outstanding indebtedness and capital expenditures. JPS Automotive believes the cash flow from operating activities, cash on hand and periodic capital contributions and borrowings will be adequate to meet operating cash requirements. For a discussion of certain transactions and arrangements and proposed transactions and arrangements between C&A Products and JPS Automotive, see Note 12 to the JPS Automotive Consolidated Financial Statements.

IMPACT OF YEAR 2000 COMPLIANCE

In accordance with arrangements between JPS Automotive and C&A Products, C&A Products provides administrative and management services to JPS Automotive. See
Note 12 to the JPS Automotive Consolidated Financial Statements. These services include business planning and management information systems services for JPS Automotive. Accordingly, JPS Automotive is part of C&A Products' comprehensive plan intended to address Year 2000 issues. C&A Products has selected a team of managers and outside consultants to identify, evaluate and implement a time-table aimed at bringing critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The plan addresses JPS Automotive's information technology and non-information technology and categorizes them into the following areas which are vulnerable to Year 2000 risk: (i) business computer systems, including financial, human resources, purchasing, manufacturing and sales and marketing systems; (ii) manufacturing, warehousing and servicing equipment, including shop floor controls; (iii) technical infrastructure, including local area networks, mainframes and communication systems; (iv) end-user computing, including personal computers;
(v) suppliers, agents and service providers, including systems which interface with customers; (vi) environmental operations, including fire, security, emission and waste controls and elevators; and (vii) dedicated research and development facilities, including CAD/CAE/CAM systems and product testing systems.

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

Currently, JPS Automotive estimates that it is in the Testing phase for most areas of Year 2000 risk and currently expects its systems to become Year 2000 compliant during 1999.

JPS Automotive is in the process of finalizing formal contingency plans. These contingency plans include, among other things, the following: (i) establishing back-up production capacities with other C&A Products facilities to shift the manufacturing of similar products between plants if a JPS Automotive plant should be unable to complete its scheduled production requirements; (ii) carrying extra inventory of raw materials and finished goods to cover production requirements if critical suppliers indicate that they will not be Year 2000 compliant in a timely manner; and (iii) maintaining offline documentation of production schedules, releases, and inventory levels. JPS Automotive has not quantified the costs associated with these contingency plans.

JPS Automotive has coordinated its Year 2000 compliance efforts with a plan to make its computer systems consistent with other operations of C&A Products. As a result, the majority of the Year 2000 compliance work for JPS Automotive is being performed by employees of other C&A Products divisions or subsidiaries and is included in the amounts charged to JPS Automotive for administrative and other services in accordance with the arrangements between JPS Automotive and C&A Products. See Note 12 to the JPS Automotive Consolidated Financial Statements. The additional cost to be borne by JPS Automotive for its efforts to address the Year 2000 issue is anticipated to be approximately $374 thousand. Included in this estimate is $180 thousand of salaries and other payroll costs of employees to the extent that they have devoted a majority of their time to the project. Approximately $162 thousand of these costs have been incurred through December 26, 1998, including $136 thousand of salaries and other payroll costs. JPS Automotive is funding the expenditures related to the Year 2000 plan with cash flows from operations.

Due to the general uncertainty inherent in the Year 2000 process at this stage, it is difficult to determine a reasonably likely Year 2000 worst case scenario. One possible scenario would be the failure of JPS Automotive's key suppliers to become compliant. To address this possible scenario, JPS Automotive is in the process of assessing responses to questionnaires previously issued to its suppliers and visiting certain of these suppliers to assess their Year 2000 readiness. This process is expected to continue over the next several months. JPS Automotive is incorporating the responses received from the suppliers in formulating contingency plans. Due to the number of suppliers that JPS Automotive deals with, JPS Automotive is unable to make a meaningful estimate of the revenue that would be lost in the event such a scenario was realized.

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

SAFE HARBOR STATEMENT

This Form 10-K contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K include industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer preferences, dependence on significant automotive customers, changes in the popularity of particular car models or particular interior trim packages, the loss of programs on particular car models, the level of competition in the automotive supply industry, pricing pressure from automotive customers, and Year 2000 compliance issues, as well as factors more specific to JPS Automotive, such as the substantial leverage of JPS Automotive and limitations imposed by the Senior Notes. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see "ITEM 1. BUSINESS" and the above discussion in this "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and Notes to JPS Automotive Consolidated Financial Statements and see also JPS Automotive's other filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction I(2)(a) to Form 10-K.



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

None.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements
     The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Report on Form 10-K.

(b)  Reports on Form 8-K
     During the last quarter of the period covered by this Report on Form 10-K, the Company filed no reports on Form 8-K.

(c)       Exhibits

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

          Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrants hereby agree to furnish a copy of any such instrument to the Commission upon request.

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

10.8         Equity Purchase Agreement by and among JPSGP, Inc., Foamex -
             JPS Automotive L.P. and Collins & Aikman Products Co. dated August 28, 1996, is hereby incorporated by reference to Exhibit 2.1 of Collins& Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 27, 1996.

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

27           Financial Data Schedules

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1999.

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


                                               By:  /s/ J. Michael Stepp
                                                    J. Michael Stepp
                                                    Executive Vice President and
                                                    Chief Financial Officer


                                               JPS AUTOMOTIVE PRODUCTS CORP.



                                               By:  /s/ J. Michael Stepp
                                                    J. Michael Stepp
                                                    Executive Vice President and
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated:

Signatures                            Title                                                   Date
----------                            -----                                                   ----
/s/ Thomas E. Hannah                  Director and Chief Executive                       March 25, 1999
--------------------                  Officer of PACJ, Inc.
Thomas E. Hannah                      (Principal Executive Officer)



/s/ J. Michael Stepp                  Director and Executive Vice President              March 25, 1999
---------------------                 and Chief Financial Officer (Principal
J. Michael Stepp                      Financial and Accounting Officer) of
                                      JPS Automotive Products Corp, and
                                      PACJ, Inc.

                               JPS AUTOMOTIVE L.P.

                          JPS AUTOMOTIVE PRODUCTS CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                F-1
-------------------------------------------------------------------------------
JPS AUTOMOTIVE L.P. AND SUBSIDIARIES:
   Report of Independent Public Accountants                                               F-2
   Consolidated Balance Sheets as of December 26, 1998, and December 27, 1997             F-3
   Consolidated Statements of Operations for the years ended December 26, 1998 and December 27, 1997, for the period from December 12, 1996 to December 28,
      1996 and for the period from January 1, 1996 to December 11, 1996                   F-4
   Consolidated Statements of Owners' Equity for the years ended December 26,
      1998 and December 27, 1997, for the period from December 12, 1996 to
      December 28, 1996,and for the period from January 1, 1996 to December 11,
      1996                                                                                F-5
   Consolidated Statements of Cash Flows for the years ended December 26, 1998 and December 27, 1997, for the period from December 12, 1996 to December
      28, 1996, and for the period from January 1, 1996 to December 11, 1996              F-6
   Notes to Consolidated Financial Statements                                             F-7
   JPS AUTOMOTIVE PRODUCTS CORP:
   Report of Independent Public Accountants                                               F-25
   Balance Sheets as of December 26, 1998, and December 27, 1997                          F-26
   Notes to Financial Statements                                                          F-27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of JPS Automotive L.P.:

We have audited the accompanying consolidated balance sheets of JPS Automotive L.P. (a Delaware limited partnership and an indirect subsidiary of Collins & Aikman Corporation) and subsidiaries as of December 26, 1998, and December 27, 1997, and the related consolidated statements of operations, owners' equity, and cash flows for the years ended December 26, 1998, and December 27, 1997, the period from December 12, 1996 to December 28, 1996, and the period from January 1, 1996, to December 11, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPS Automotive L.P. and subsidiaries as of December 26, 1998, and December 27, 1997, and the results of their operations and their cash flows for the years ended December 26, 1998, and December 27, 1997, the period from December 12, 1996 to December 28, 1996, and the period from January 1, 1996, to December 11, 1996, in conformity with generally accepted accounting principles.

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


                               ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
February 22, 1999.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                              DECEMBER 26,   DECEMBER 27,
                           ASSETS                                1998           1997
                                                              ------------   ------------
Current assets:
   Cash and cash equivalents..............................   $       171          $   9,271
   Accounts receivable, net of allowance $2,254 and $6,018        36,139             37,038
   Inventories............................................        11,308             19,275
   Revolving loan due from C&A Products...................         1,500              4,500
   Deferred tax assets....................................         3,203              5,369
   Receivables from related parties.......................        10,403              1,974
   Other current assets...................................         1,344              4,269
                                                             -----------          ---------
              Total current assets..............                  64,068             81,696

Property, plant and equipment:
   Land and land improvements.............................         4,380              4,581
   Buildings and leasehold improvements...................        17,292             12,412
   Machinery, equipment and furnishings...................        43,988             43,433
   Construction in progress...............................         6,375                415
                                                             -----------          ---------
              Total.......................................        72,035             60,841
   Less - Accumulated depreciation and amortization.......       (10,903)            (5,371)
                                                             -----------          ---------
              Property, plant and equipment, net..........        61,132             55,470

Goodwill, net.............................................       100,688            103,310
Demand receivable due from C&A for income taxes...........         6,887              6,548
Debt issuance costs, net..................................         1,934              2,667
Other assets..............................................         3,222                916
                                                             -----------          ---------
                                                                $237,931           $250,607
                                                             ===========          =========
   LIABILITIES AND OWNERS' EQUITY
   Current liabilities:
   Accounts payable.......................................     $  10,795          $  12,083
   Accrued expenses.......................................         6,383             13,677
                                                             -----------          ---------
              Total current liabilities...................        17,178             25,760

Long-term debt............................................        88,247             91,843
Other liabilities.........................................        10,224             10,008

Commitments and contingencies.............................

Owners' equity:
   General partner........................................        48,073             48,073
   Limited partner........................................        74,209             74,923
                                                             -----------          ---------
              Total owners' equity........................       122,282            122,996
                                                             -----------          ---------
                                                                $237,931           $250,607
                                                             ===========          =========


                   The Notes to Consolidated Financial Statements are
               an integral part of these consolidated financial statements.



                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                                                                       PREDECESSOR
                                                                                         COMPANY
                                                                                       -----------
                                                                    PERIOD FROM        PERIOD FROM
                                                                    DECEMBER 12,        JANUARY 1,
                                     YEAR ENDED      YEAR ENDED       1996, TO          1996, TO
                                    DECEMBER 26,    DECEMBER 27,    DECEMBER 28,       DECEMBER 11,
                                        1998            1997            1996               1996
                                    ------------    ------------    -----------       -------------


Net sales........................     $255,627        $247,271         $6,370           $219,039
Cost of goods sold...............      227,254         210,281          6,008            182,818
                                      --------        --------         ------           --------
Gross profit.....................       28,373          36,990            362             36,221
Selling, general and
   administrative expenses.......       12,122          15,478            885             18,740
                                      --------        --------         ------           --------
Income (loss) from operations....       16,251          21,512           (523)            17,481
Interest expense, net of interest
   income of $969, $1,151, $19
   and $114                             (8,159)         (9,530)          (531)           (20,249)

Other income (expense), net......          616             313              2             (4,782)
Minority interest in consolidated
   subsidiary....................           -               -               -                551
                                      --------        --------         ------           --------
Income (loss) before income taxes        8,708          12,295         (1,052)            (6,999)

Income tax provision (benefit)...        3,626           5,199           (388)               352
                                      --------        --------         ------           --------
Income (loss) from continuing
   operations....................        5,082           7,096           (664)            (7,351)
Income from discontinued
   operations, net of income
   taxes of $0, $1,044, $11 and $0          -            1,662             18              3,615
                                      --------        --------         ------           --------
Income (loss) before
   extraordinary loss.............      5,082            8,758           (646)            (3,736)
Extraordinary loss on
   extinguishment of debt, net of
   income taxes of $90 and $442..         132              721              -                -
                                      --------        --------         ------           --------
Net income (loss)................     $ 4,950         $  8,037      $   (646)        $    (3,736)
                                      =======         ========      =========        ============


               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OWNERS' EQUITY
                                 (IN THOUSANDS)

                                                           LIMITED        GENERAL
                                                           PARTNER        PARTNER      TOTAL
                                                          ---------      --------    ---------
PREDECESSOR COMPANY:
   Balance, December 31, 1995.......................      $105,054        $1,061       $106,115

   Net loss.........................................        (3,699)          (37)        (3,736)
                                                          --------        ------       --------
   Balance, December 11, 1996.......................       101,355         1,024        102,379
   Acquisition of JPS Automotive by Collins & Aikman
      Corporation...................................      (101,355)       (1,024)      (102,379)
                                                          --------        ------       --------
                                                          $      -        $    -       $      -
                                                          ========        ======       ========

-----------------------------------------------------------------------------------------------


  JPS AUTOMOTIVE:
   Pushdown of acquisition basis and
      initial contributions by partners.............      $  70,980       $48,074      $119,054
   Cash contributions by partners...................          4,117             -         4,117
   Net loss.........................................           (645)           (1)         (646)
                                                          --------        -------      --------
   Balance, December 28, 1996.......................         74,452        48,073       122,525

   Contributions by partners-
      Cash..........................................         32,369             -        32,369
      Other (Note 12)...............................          5,142             -         5,142
   Distributions to partners........................        (44,625)            -       (44,625)
   True-up of pushdown acquisition basis............           (452)            -          (452)
   Net income.......................................          8,037             -         8,037
                                                          --------        -------      --------
   Balance, December 27, 1997.......................         74,923        48,073       122,996

   Distributions to partners........................        (10,000)            -       (10,000)
   Contributions from partners - Other (Note 12)....          4,336             -         4,336
   Net income.......................................          4,950             -         4,950
                                                          --------        ------       --------
   Balance, December 26, 1998.......................      $  74,209       $48,073      $122,282
                                                          =========       =======      ========


               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.




                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          PREDECESSOR
                                                                                            COMPANY
                                                                                         ------------
                                                                        PERIOD FROM      PERIOD FROM
                                                                        DECEMBER 12,      JANUARY 1,
                                            YEAR ENDED   YEAR ENDED       1996, TO         1996, TO
                                            DECEMBR 26,  DECEMBER 27,   DECEMBER 28,      DECEMBER 11,
                                               1998          1997           1996              1996
                                            ----------  -------------  -------------     -------------
OPERATING ACTIVITIES:
   Income (loss) from continuing operations $  5,082       $  7,096       $  (664)        $  (7,351)
   Adjustments to derive cash flow
   from continuing operating activities:
     Deferred income tax expense........       6,307         11,190           (60)                -
     Depreciation and amortization......       9,221          7,868           373            10,492
     Interest accretion and debt issuance
       cost amortization................        (217)          (322)            -             1,115
     Other, net.........................        (616)           215           (21)            3,898
     Changes in operating assets and
       liabilities, net of acquisition:
       Accounts receivable............           899        (10,414)         (102)              776
       Inventories....................         7,967         (4,986)          596                40
       Accounts payable...............        (1,288)            69        (2,846)           (3,483)
       Other assets and liabilities...        (9,517)        (6,401)      (10,784)            7,781
                                             --------       --------       -------         ---------
     Net cash provided by (used in)
        continuing operations..........       17,838          4,315       (13,508)           13,268
     Net cash provided by (used in)
      discontinued operations, net.....            -            478        (1,777)           11,105
                                             --------       --------       -------         ---------
     Net cash provided by (used in)
        operating activities...........       17,838          4,793       (15,285)           24,373
                                             --------       --------       -------         ---------

INVESTING ACTIVITIES:
   Capital expenditures, net............     (12,007)        (3,692)         (435)           (4,438)
   Proceeds from disposition of
     discontinued operations............           -         55,900             -                 -
   Payment to related party for assumption
     of environmental liabilities.......           -         (4,136)            -                 -
   Other, net...........................           -          1,391             -                85
                                             --------      --------       -------         ---------
       Net cash provided by (used in)
         investing activities...........     (12,007)        49,463          (435)           (4,353)
                                             --------      --------       -------         ---------
FINANCING ACTIVITIES:
   Net proceeds from (repayments and
     advances on) revolving loans.......       3,000         (4,500)            -            (9,563)
   Repayment of long-term debt..........      (2,707)       (25,627)      (26,878)           (1,415)
   Capital contributions from partners..       4,336         32,369        30,995                 -
   Distributions to C&A Products........     (10,000)       (44,625)            -                 -
   Changes in amounts due C&A Products, net   (9,406)        (2,800)            -                 -
   Distributions to minority interest...           -              -             -               (78)
   Other................................        (154)             -             -                 -
                                             --------      --------       -------         ---------
       Net cash provided by (used in)
         financing activities...........     (14,931)       (45,183)        4,117           (11,056)
                                             --------      --------       -------         ---------
 Net increase (decrease) in cash and cash     (9,100)         9,073       (11,603)            8,964
   equivalents..........................
Cash and cash equivalents at beginning of
   period..............................        9,271            198        11,801             2,837
                                             --------      --------       -------         ---------
Cash and cash equivalents at end of period   $   171       $  9,271       $   198         $  11,801
                                             ========      ========       =======         =========

               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        1.  ORGANIZATION AND BASIS OF PRESENTATION:

        JPS Automotive L.P. and subsidiaries ("JPS Automotive" or the "Company") operate in the automotive products segment in North America, including the design, production and sale of carpet components and interior fabrics for passenger cars and light trucks.

        On December 11, 1996, Collins & Aikman Corporation ("C&A"), through its subsidiaries, acquired JPS Automotive from Foamex International Inc. ("Foamex") pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996 (the "1996 Acquisition"). In the 1996 Acquisition, Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of C&A, acquired a .9999% limited partnership interest in JPS Automotive from Foamex and a 99% limited partnership interest in JPS Automotive from Foamex- JPS Automotive L.P. ("FJPS"). PACJ, Inc., a wholly owned subsidiary of C&A Products, acquired a
 .0001% general partnership interest in JPS Automotive from JPSGP Inc. ("JPSGP"). Accordingly, 100% of the partnership interests in JPS Automotive are owned by PACJ, Inc. and C&A Products, which are, respectively, indirect and direct wholly owned subsidiaries of C&A. Additionally, on December 11, 1996, C&A Products also acquired from Seiren Co. Ltd. and its affiliates a minority interest in Cramerton Automotive Products, L.P. and Cramerton Management Corporation, which are JPS Automotive subsidiaries that were merged in December 1997 under the name Cramerton Automotive Products, Inc. ("Cramerton"). JPS Automotive subsequently acquired the minority interest previously held by C&A Products and now owns 100% of Cramerton.

        The consolidated balance sheets as of December 26, 1998, and December 27, 1997, and the consolidated statements of operations, cash flows and owners' equity for the years ended December 26, 1998 and December 27, 1997, and the period from December 12, 1996 to December 28, 1996, pertain to JPS Automotive. The consolidated statements of operations, cash flows and owners' equity for the period from January 1, 1996, to December 11, 1996 pertain to JPS Automotive under its prior ownership by Foamex ("the Predecessor Company")


2.  JPS AUTOMOTIVE ACQUISITION:

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

        The 1996 Acquisition has been accounted for as a purchase and, pursuant to the provisions of Staff Accounting Bulletin No. 54 ("SAB No. 54") and the rules of pushdown accounting, the 1996 Acquisition gave rise to a new basis of accounting. The purchase price and related acquisition expenses exceeded the fair value of the net assets acquired. The purchase price in excess of the net assets acquired has been pushed down and recorded in the accompanying consolidated balance sheet as goodwill. The excess of the purchase price over the estimated fair value of the net assets acquired (goodwill) is being amortized over 40 years.

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In addition to the pushdown of goodwill, adjustments to certain assets and liabilities of the Predecessor Company were recorded by the Company as a result of the 1996 Acquisition and the application of pushdown accounting. A comparison of the Company's assets and liabilities to those of the Predecessor Company is as follows (in thousands):



                                          PREDECESSOR    JPS AUTOMOTIVE
                                             COMPANY
                                          ------------   --------------
                                          DECEMBER 11,    DECEMBER 12,
                                              1996            1996
                                              ----            ----

 Current assets......................      $133,690        $111,409
 Property, plant and equipment, net..        85,080          59,366
 Debt issuance costs, net............         6,113           3,370
 Goodwill............................       117,664         114,884
 Other assets........................         1,146           7,180
 Current liabilities.................        40,665          47,260
 Long-term debt......................       190,608         117,170
 Other liabilities...................         3,425          12,695
 Minority interest...................         6,616               0

        The above December 12, 1996, balances, which were subject to postclosing adjustment, reflect the revaluation of the JPS Automotive assets and liabilities to their estimated fair values at the date of the 1996 Acquisition. The purchase price allocation related to the JPS Automotive acquisition established certain reserves related to management's plans to rationalize certain acquired manufacturing facilities. (See Note 7). During 1997, C&A finalized the purchase price and received approximately $11.2 million from the seller as a reduction of the purchase price. The impact of management's final plans, the settlement of the purchase price adjustment and certain other revisions to preliminary estimates resulted in a reduction of goodwill during fiscal 1997 of approximately $5.0 million.

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


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        CONSOLIDATION - The consolidated financial statements include the accounts of JPS Automotive and all subsidiaries that JPS Automotive directly or indirectly controls, either through majority ownership or otherwise. Minority interest represents the minority partners' proportionate shares of the equity in Cramerton prior to the 1996 Acquisition. Intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% controlled companies are accounted for on the equity method.

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FISCAL YEAR - As a result of the 1996 Acquisition, JPS Automotive's fiscal year ends on the last Saturday of December.

        ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

        INVENTORIES - Inventories are stated at the lower of cost or market. The cost of the inventories is determined on a first-in, first-out basis.

        PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 25 to 40 years and the range for machinery, equipment and furnishings is 3 to 15 years. Leasehold improvements are amortized over the shorter of the terms for the respective leases or the estimated lives of the leasehold improvements. For income tax purposes, the Company uses accelerated depreciation methods.

        In connection with the 1996 Acquisition, the Company's property, plant and equipment was recorded at the appraised values reflecting the intended future use of the facilities and equipment. Reserves for facility shutdowns and other associated costs were provided for in the purchase accounting adjustments. (See Note 7.)

        LONG-LIVED ASSETS - In 1996, the Predecessor Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on the consolidated results of operations. During the period from January 1, 1996, to December 11, 1996, the continuing operations of the Predecessor Company recorded a charge of approximately $4.4 million for the write-down of certain machinery and equipment to their estimated realizable values as the assets were assessed by management to have no continuing use due primarily to the loss of certain programs and a loss of a headliner customer. The write-down of machinery and equipment is included in other income (expense), net, in the accompanying consolidated statement of operations.

        DEBT ISSUANCE COSTS - Debt issuance costs consist of amounts incurred in obtaining long-term financing. These costs are amortized over the term of the related debt using the interest method. Accumulated amortization as of December 26, 1998, was approximately $1.4 million.

        In connection with the 1996 Acquisition and the subsequent retirement of debt, $2.7 million of debt issuance costs were eliminated as a result of the application of pushdown accounting. (See Note 2.)

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        GOODWILL - As discussed in Note 2, the acquisition of JPS Automotive by C&A has been accounted for as a purchase and, pursuant to SAB No. 54 and the rules of pushdown accounting, gave rise to a new basis of accounting. As a result, the amount by which the purchase price and related acquisition expenses exceeded the fair value of the net assets acquired has been recorded by JPS Automotive as goodwill in the accompanying December 26, 1998, and December 27, 1997, consolidated balance sheet and is being amortized over a 40-year period. Accumulated amortization as of December 26, 1998, and December 27, 1997, was approximately $5.3 million and $2.6 million, respectively. The carrying value of goodwill will be reviewed periodically based on the undiscounted cash flows and pretax income over the remaining amortization period. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of goodwill will be reduced. At December 26, 1998, the Company believes the goodwill is fully recoverable.

        ENVIRONMENTAL MATTERS - The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves.

        In December 1997, another subsidiary of C&A Products assumed substantially all of the environmental liabilities of JPS Automotive and its subsidiaries existing as of October 1, 1997 in exchange for a payment of approximately $4.1 million. As a result, environmental liabilities totaling $4.6 million have been excluded from the accompanying balance sheets and a gain of $0.5 million has been recorded as a 1997 capital contribution from C&A Products due to the related party nature of this transaction. JPS Automotive will remain contingently liable for these environmental liabilities.

        REVENUE RECOGNITION - JPS Automotive recognizes revenue from product sales when it has shipped the goods or ownership has been transferred to the customer for goods to be held for future shipment at the customer's request. JPS Automotive generally allows its customers the right of return only in the case of defective products. JPS provides a reserve for estimated defective product costs at the time of the sale of the products.

        INCOME TAXES - Income taxes for all periods are determined in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability method in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.

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

        RECLASSIFICATIONS - Certain amounts in the fiscal 1997 financial statements have been reclassified to conform with the fiscal 1998 presentation.

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NEWLY ISSUED ACCOUNTING STANDARDS - In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on the accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied to internal use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations.

          In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and the initial application of this pronouncement is to be reported as the cumulative effect of a change in accounting principle. JPS Automotive adopted SOP 98-5 on December 27, 1998. The impact of the adoption of SOP 98-5 at the beginning of fiscal 1999 was approximately $0.8 million, net of income taxes.


4.  INVENTORIES:

The components of inventories consist of (in thousands):


                                       DECEMBER 26,   DECEMBER 27,
                                           1998           1997
                                           ----           ----
Raw materials and supplies.......        $4,359         $  7,254
Work-in-process..................         5,183            8,407
Finished goods...................         1,766            3,614
                                          -----            -----
                                       $ 11,308          $19,275
                                       ========         ========

5.  ACCRUED EXPENSES:

Accrued expenses are summarized below (in thousands):

                                     DECEMBER 26,     DECEMBER 27,
                                         1998             1997
                                         ----             ----
Payroll, severance and employee
   benefits.......................    $   4,258           $8,777
Other.............................        2,125            4,900
                                         ------            -----
                                      $   6,383          $13,677
                                      =========          =======


6.  LONG-TERM DEBT:

Long-term debt consists of (in thousands):


                                     DECEMBER 26,     DECEMBER 27,
                                         1998             1997
                                         ----             ----
11-1/8% senior notes due 2001.....      $86,043          $88,668
Premium on senior notes...........        2,204            3,175
                                          -----            -----
                                        $88,247          $91,843
                                        =======          =======

        The Senior Notes were issued on June 28, 1994. Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year. The Senior Notes mature on June 15, 2001.

        On the 1996 Acquisition date, $180 million principal amount of the Senior Notes were outstanding. Of this amount, approximately $68 million had been purchased by C&A prior to the 1996 Acquisition on the open market and were subsequently retired by JPS Automotive. The total capital contribution resulting in the retirement of these Senior Notes was approximately $70.2 million. In addition, in connection with the purchase accounting for the 1996 Acquisition, the remaining approximately $112 million in face value of Senior Notes were recorded at a market value of $117.2 million on the date of the 1996 Acquisition. The bond premium is being amortized as a reduction

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of interest expense over the remaining term of the Senior Notes and will result in an effective interest rate of approximately 10% for periods after the 1996 Acquisition.

        The Company is not required to make mandatory redemption or sinking fund payments except in the case of certain asset sales or a change of control (as defined in the indenture for the Senior Notes). In addition, the Senior Notes are not subject to optional redemption, except in connection with certain public offerings of common stock or following a change of control (as so defined). The 1996 Acquisition resulted in a change of control which, under the terms of the indenture for the Senior Notes, gave holders of the Senior Notes the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of Senior Notes were so put to the Company and then repurchased on March 10, 1997. In addition, JPS Automotive repurchased $23 thousand principal amount of Senior Notes in conjunction with an offer to purchase as a result of the 1997 sale of Airbag. (See Note 11.) In addition, during 1997, JPS Automotive repurchased $19.4 million of Senior Notes in the open market. These notes were subsequently retired. In conjunction with the 1997 repurchases, JPS Automotive recognized an extraordinary loss of $721 thousand, net of income taxes of $442 thousand. To fund these purchases (including premium and interest paid), C&A Products made capital contributions as well as loaned funds in accordance with the revolving credit arrangement discussed in Note 12. During 1998, JPS Automotive repurchased on the open market and retired $2.6 million principal amount of Senior Notes. In conjunction with the 1998 repurchases, JPS Automotive recognized an extraordinary loss of $132 thousand, net of income taxes of $90 thousand.

        The indenture governing the Senior Notes generally prohibits JPS Automotive from making certain payments and investments (generally, dividends and distributions on its equity interests, purchases or redemptions of its equity interests, purchases of any indebtedness subordinated to the Senior Notes and investments other than as permitted) (the "Restricted Payments") unless (i) there is no default under the Senior Notes indenture; (ii) after giving pro forma effect to the Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently
2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income, since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "Restricted Payments Tests"). These conditions were satisfied immediately following the 1996 Acquisition, and as of December 26, 1998. The Restricted Payments Test are subject to a number of significant exceptions. The indenture governing the Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock, asset dispositions and transactions with affiliates including C&A and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

        The Senior Notes rank senior in right of payment to all existing or future subordinated indebtedness of JPS Automotive and on an equal basis in right of payment with all existing or future senior indebtedness of JPS Automotive.

        Total interest paid by JPS Automotive on all indebtedness was $9.5 million, $10.9 million, $10.0 million and $11.6 million for the years ended December 26, 1998, December 27, 1997 and for the periods from December 12, 1996 to December 28, 1996, and from January 1, 1996 to December 11, 1996, respectively.


7.  FACILITY CLOSING COSTS:

        In connection with the 1996 Acquisition, JPS Automotive eliminated certain redundant sales and administrative functions and closed one manufacturing facility in 1997, a second facility in January 1998 and a third facility in June 1998. JPS Automotive is currently in the process of relocating certain manufacturing processes from a JPS Automotive facility to an existing facility of another Collins & Aikman subsidiary.

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        These actions affected approximately 640 employees. Total costs accrued for the shutdown of facilities and severance and other personnel costs were $2.7 million and $7.7 million, respectively.

        The components of the reserves for the relocation and facility closures, which are expected to be completed in second quarter of fiscal 1999, are as follows (in thousands):

                                                           CHANGES IN       REMAINING RESERVE
                                     ORIGINAL RESERVE       RESERVE         DECEMBER 26, 1998

Anticipated expenditures to close
   and dispose of idled facilities        $2,746           $(2,327)            $    419

Anticipated severance benefits...          7,655            (6,134)               1,521

                                         -------           -------              -------
                                         $10,401           $(8,461)             $ 1,940
                                         =======           =======              =======


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

        DEFINED PENSION AND POSTRETIREMENT BENEFIT PLANS - Effective January 1, 1995, the Predecessor Company adopted the Retirement Pension Plan for Employees of JPS Automotive L.P. (the "Plan") for salaried and certain hourly employees. Benefits are based on the employees' final average compensation, years of benefit service, the covered compensation in effect at retirement and the employees' ages when payment begins.

        As part of the 1996 Acquisition, JPS Automotive recognized all prior service cost, net losses and minimum liabilities. Accordingly, the period from December 12, 1996, to December 28, 1996, does not reflect any net amortization or deferrals.

        JPS Automotive's funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended. Plan investments consist primarily of equity and fixed income securities.

        JPS Automotive also provides postretirement health care and life insurance benefits for eligible employees and retirees of the Company and retirees of the Predecessor Company. These plans are unfunded and JPS Automotive retains the right to modify or eliminate these benefits.

        In December 1997, another subsidiary of C&A Products assumed the postretirement benefit liabilities of certain participants who, as of January 1, 1997, were either active and fully eligible or retired. As a result, postretirement benefit liabilities totaling $1.3 million and related deferred tax assets of $0.5 million have been excluded from the accompanying December 26, 1998 and December 27, 1997, balance sheets and recorded as a fiscal 1997 net capital contribution of $0.8 million from C&A Products due to the related party nature of this transaction. JPS Automotive will remain contingently liable for these postretirement liabilities.

      The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the JPS Automotive's consolidated balance sheets, at December 26, 1998 and December 27, 1997 (in thousands).

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                               PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                              FISCAL YEAR ENDED                FISCAL YEAR ENDED
                                        DECEMBER 26,     DECEMBER 27,     DECEMBER 26,          DECEMBER 27,
                                            1998             1997             1998                  1997
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of           $ 3,697      $ 2,666            $ 1,980               $ 3,269
year
Service cost                                   1,300          901                218                   194
Interest cost                                    266          267                139                   236
Actuarial gain                                (1,041)           -               (784)                 (135)
Transfer of benefit liabilities                    -            -                 --                (1,329)
Benefits paid                                   (434)        (137)                (6)                 (255)
                                              ------       ------             ------                ------
Benefit obligation at end of year .          $ 3,788      $ 3,697            $ 1,547               $ 1,980
                                             =======      =======            =======               =======


CHANGE IN PLAN ASSETS:
Fair value of plan assets at
   beginning of year                         $ 2,377      $ 1,323             $  --                  $  --
Actual return on plan assets                     435          141                --                     --
Employer contributions                           237        1,050                  6                   255
Benefits paid                                   (434)        (137)                (6)                 (255)
                                             -------      -------                ---                   ---
Fair value of plan assets at end of
   year                                      $ 2,615      $ 2,377             $  --                 $  --
                                             =======      =======                ===                   ===

FUNDED STATUS:
Funded status                                $(1,173)     $(1,320)            $(1,547)              $(1,980)
Unrecognized net loss (gain)                  (1,221)          29                (919)                 (135)
                                             -------      -------             -------               -------
Accrued benefit liability                    $(2,394)     $(1,291)            $(2,466)              $(2,115)
                                             =======      =======             =======               =======



        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3.8 million, $3.5 million, and $2.6 million, respectively, as of December 26, 1998 and $3.7 million, $2.5 million and $2.4 million respectively, as of December 27, 1997.

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The net periodic benefit cost of continuing operations for 1998, 1997, and 1996 includes the following components (in thousands):

                                                   PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                                  -----------------              -----------------------
                                                                   PERIOD FROM                            PERIOD FROM
                                                                   DECEMBER 12,                           DECEMBER 12,
                                                 FISCAL YEAR        1996 TO            FISCAL YEAR          1996 TO
                                                   ENDED           DECEMBER 28,           ENDED           DECEMBER 28,
                                                 ----------                           ------------
                                                1998     1997         1996            1998      1997         1996
                                                ----     ----         ----            ----      ----         ----
COMPONENTS OF NET PERIODIC BENEFIT COST:

Service cost............................    $ 1,300     $901       $       37      $   218     $  194      $     (1)
Interest cost...........................        266      267                5          139        236             4
Expected return on plan assets..........       (225)     (65)              (2)           -          -             -
                                            -------     ----       ----------      -------     ------      --------
Net periodic benefit cost...............    $ 1,341  $ 1,103       $       40      $   357     $  430      $      3
                                            =======  =======       ==========      =======     ======      ========

        Information pertaining to the Predecessor Company for the period from January 1, 1996 to December 11, 1996 has not been provided due to lack of availability and meaningfulness.

        Weighted average assumptions used in the above actuarial computations are summarized as follows:

                                                 PENSION        POSTRETIREMENT
                                                 BENEFITS          BENEFITS
                                               -----------      --------------
                                              1998     1997      1998     1997
                                              ----     ----      ----     ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER:

Discount rate                                  6.8%     7.0%     6.8%      7.0%

Expected return on plan assets                 9.0%     9.0%

Rate of compensation increase                  4.5%     4.5%

      Since JPS Automotive has capped its annual liability per person and all future cost increases will be passed on to retirees, the annual rate of increase in health care costs does not affect the postretirement benefit obligation.


        DEFINED CONTRIBUTION PLAN - JPS Automotive participates in the C&A Products defined contribution plan qualified under Section 401(k) of the Internal Revenue Code that covers eligible nonunion employees. Employee contributions are voluntary and subject to certain limitations as imposed by the Internal Revenue Code. For salaried employees, JPS Automotive makes a matching contribution of 50% of each employee's contribution with a maximum matching contribution of 1-1/2% of each employee's base compensation. The Predecessor Company also provided an additional 25% match of each employee's contribution to a fund which invested in Foamex common stock with a maximum contribution of 3% of each employee's base compensation. JPS Automotive's contributions were approximately $0.1 million for the year ended December 26, 1998, and $0.3 million for the year ended December 27, 1997, and $25 thousand for the period from December 12, 1996 to December 28, 1996; the Predecessor Company's contributions were approximately $0.4 million for the period from January 1, 1996, to December 11, 1996. Additionally, all employees participate in C&A Products Profit Sharing Account Plan which typically provides a 2% company contribution for all employees.

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

        The provision (benefit) for income taxes of continuing operations includes the following (in thousands):


                                                                      PREDECESSOR
                                                                        COMPANY
                                                                      -----------
                            FISCAL                   PERIOD FROM      PERIOD FROM
                            YEAR       FISCAL        DECEMBER 12,      JANUARY 1,
                            ENDED      YEAR ENDED      1996, TO         1996, TO
                            DECEMBER   DECEMBER      DECEMBER 28,     DECEMBER 11,
                            26, 1998   27, 1997         1996             1996
                           ---------   --------     ------------      -----------

Federal-
   Current.................  $(2,860)   $(5,840)      $(328)              -

   Deferred................    5,902     10,194         (49)              -
                            --------   ---------   -----------        ----------
                               3,042      4,354        (377)              -
                            --------   ---------   -----------        ----------
State-
   Current.................      179       (151)         -                352

   Deferred................      405        996         (11)               -
                             --------   ---------   -----------        ----------
                                 584        845         (11)              352
                             --------   ---------   -----------        ----------

                              $3,626    $ 5,199       $(388)             $352
                            ========   =========   ===========        ==========



        For the periods prior to the 1996 Acquisition, no amounts were payable by JPS Automotive under the provisions of its tax-sharing agreement. For the periods subsequent to the 1996 Acquisition, no amounts were payable by or due to JPS Automotive under the terms of the tax-sharing agreement assumed by C&A Products in the 1996 Acquisition. However, as discussed in Note 12, C&A has agreed to reimburse JPS Automotive for tax benefits utilized in its consolidated tax return totaling $0.3 million for fiscal 1998 and $6.2 million for fiscal 1997.

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        A reconciliation of the statutory federal income taxes of continuing operations to the effective income tax is as follows (in thousands):

                                                                             PREDECESSOR
                                                                               COMPANY
                                                                             -----------
                                FISCAL         FISCAL     PERIOD FROM        PERIOD FROM
                              YEAR ENDED     YEAR ENDED   DECEMBER 12,       JANUARY 1,
                              DECEMBER 26,   DECEMBER 27,   1996, TO          1996, TO
                                 1998           1997      DECEMBER 28,      DECEMBER 11,
                                 ----           ---         1996              1996
                                                            ----              ----

Statutory income tax.......     $3,048         $4,303        $(368)           $(2,445)

State income taxes, net of
   federal.................        380            549           (7)               352

Permanent difference on
   goodwill and partnership
   income..................        210            268            -              2,445

Other......................        (12)            79          (13)                 -

                                ------         ------        -----            --------
                                $3,626         $5,199        $(388)           $    352
                                ------         ------        -----            --------



      As a result of the change in the Company's tax status that resulted from the 1996 Acquisition, deferred tax assets and liabilities of JPS Automotive and Cramerton are provided on the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. While the equity purchase of JPS Automotive results in carryover tax basis in the assets, such carryover basis reflects the fair market value as a result of the deemed taxable sale and revaluation to fair market value in the hands of the seller just prior to the purchase by C&A and its subsidiaries. The components of the net deferred tax assets as of December 26, 1998, and December 27, 1997, were as follows (in thousands):


                                                    DECEMBER 26,   DECEMBER 27,
                                                        1998           1997
                                                        ----           ----
Deferred tax assets-

   Pension and postretirement benefits.............   $ 1,513         $942
   Other employee benefits.........................       565        1,893
   Premium on Senior Notes.........................     1,297        2,534
   Other liabilities and reserves..................     3,848        4,651

                                                        -----       ------
                                                        7,223       10,020
                                                        -----       ------

Deferred tax liabilities-

   Goodwill amortization...........................   (2,638)       (1,396)
   Fixed assets....................................   (6,720)       (5,173)
                                                       -----        ------
                                                      (9,358)       (6,569)
                                                      ------        ------

Net deferred tax assets (liabilities)..............  $(2,135)      $ 3,451
                                                     -------       -------


        The above amounts have been classified in the consolidated December 26, 1998, and December 27, 1997, balance sheets as follows (in thousands):


                                                       DECEMBER 26, DECEMBER 27,

                                                             1998      1997
                                                             ----      ----
Deferred tax assets (liabilities)-

   Current.........................................       $ 3,203    $5,369

   Noncurrent, included in other noncurrent
      liabilities..................................        (5,338)   (1,918)
                                                           ------    ------


                                                          $(2,135)   $3,451
                                                          =======    ======

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        No income taxes were paid for the years ended December 26, 1998, December 27, 1997 and for the periods from December 12, 1996 to December 28, 1996, and from January 1, 1996 to December 11, 1996.



10.  COMMITMENTS AND CONTINGENCIES:


        OPERATING LEASES - JPS Automotive is obligated under various noncancellable lease agreements for rental of facilities, machinery and computer equipment which remained outstanding following the 1996 Acquisition. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments required under operating leases at December 26, 1998, are (in thousands):


               1999.......................    $247
               2000.......................     167
               2001.......................      55
               2002 ......................       2
                                              ----
                                              $471
                                              ====

          Rental expense charged to continuing operations under operating leases by the Company approximated $1.0 million for the year ended December 26, 1998, and $1.2 million for the year ended December 27, 1997, and $0.1 million for the period from December 12, 1996 to December 28, 1996, and by the Predecessor Company approximated $1.6 million for the period from January 1, 1996, to December 11, 1996. Rental expense includes the minimum rental payments under operating leases and other short-term rentals.


11.  DISCONTINUED OPERATIONS:

          On July 24, 1997, JPS Automotive completed the sale of Airbag to Safety Components International, Inc. for a purchase price of $56.3 million. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag. Pursuant to the indenture governing the Senior Notes, in connection with the sale of Airbag, the Company caused JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the Senior Notes at 100% of their principal amount. Pursuant to such offer, JPS Automotive repurchased and retired $23 thousand principal amount of Senior Notes. During October 1997, the Company caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35.0 million to C&A Products, as permitted under the restricted payments provision of the Senior Notes indenture. (See Note 6.)

        JPS Automotive has accounted for the financial results and net assets of Airbag as a discontinued operation. Net sales of Airbag prior to its sale were approximately $41.0 million for the year ended December 27, 1997, $2.1 million for the period from December 12, 1996 to December 28, 1996, and $62.8 million for the period from January 1, 1996 to December 11, 1996. Net income of Airbag for 1997, the period from December 12, 1996 to December 28, 1996, and for the period from January 1, 1996 to December 11, 1996 was $1.7 million, $18 thousand and $3.6 million, respectively.


12.  RELATED-PARTY TRANSACTIONS AND ALLOCATIONS:


        At December 26, 1998, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interests in the Company, as security for debt of C&A Products totaling $368.9 million.

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Following the acquisition by C&A Products of JPS Automotive in December 1996, C&A Products began to develop plans to rationalize certain manufacturing locations as well as marketing and administrative functions. This rationalization involved transactions and arrangements between JPS Automotive and C&A Products, which were approved by the Board of Directors of PACJ, Inc., the general partner of JPS Automotive, and were reviewed by an investment banking firm of national standing, which rendered an opinion that they were fair to JPS Automotive from a financial point of view.

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

        The compensation paid by JPS Automotive to C&A Products for the services provided by C&A Products under the Existing Services Agreement, including the additional services described above, includes all reasonable expenses of C&A Products employees assigned to perform the services, all reasonable out-of-pocket expenses incurred by C&A Products and an amount to cover C&A's Products' overhead, not to exceed the lesser of (x) C&A Products' budgeted estimate for such costs for 1998, as adjusted annually for changes in general producer price levels for the carpet industry and (y) the actual annual cost savings achieved from the elimination of managerial, marketing and program management functions at JPS Automotive. Assets sold by JPS Automotive to C&A Products in connection with the rationalization process are generally sold for a purchase price equal to the greater of the book value of the assets sold or their appraised fair market value. Assets sold by C&A Products to JPS Automotive are generally sold for a purchase price equal to the lesser of their book value or fair market value, as determined by an independent appraisal in the case of assets having book values in excess of $100,000 at the time of the sale. Where manufacturing responsibility for a program is transferred, the manufacturer receives a fee equal to its costs of production plus a 10% margin, provided that, where C&A Products manufactures products for JPS Automotive, JPS Automotive is not required to pay to C&A Products amounts greater than JPS Automotive's current costs that are eliminated by the transfer of manufacturing responsibility for the transferred program. In addition, a party for whom carpet roll goods are manufactured pays for the goods at the manufacturer's standard cost, subject to certain exceptions, including that in no event will JPS Automotive pay to C&A Products an amount greater than JPS Automotive's standard cost to produce carpet roll goods.

        During the first quarter of 1998, pursuant to the rationalization process, JPS Automotive transferred to Collins & Aikman Canada Inc. ("C&A Canada") and C&A Products two programs for the production of automotive carpet products for aggregate consideration of $4.3 million. One of these contracts was manufactured by C&A Canada for JPS Automotive during a portion of 1997 on a royalty basis. Due to the related party nature of the transfer, the $4.3 million received by JPS Automotive, and the related tax provision of $1.6 million, was treated as a capital contribution from C&A Products in the accompanying financial statements. During 1998, C&A Products transferred to JPS Automotive as an equity contribution all but one of the automotive soft trim programs formerly produced by C&A Products at its Salisbury, North Carolina, facility. Twenty-seven programs relating to the closure of the Salisbury facility were transferred to JPS Automotive during the second quarter of 1998 in accordance with the arrangements between JPS Automotive and C&A Products. JPS Automotive did not pay any amounts to C&A Products for these contracts. No programs relating to the closure of the Salisbury facility were transferred to JPS Automotive during the third and fourth quarters of 1998. C&A Products also agreed to make additional cash equity contributions to JPS Automotive if JPS Automotive was unable to earn a specified level of operating profit on the contracts transferred from the Salisbury plant. JPS Automotive did not earn the specified level of operating profit and C&A Products made an additional equity

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


contribution of $1.4 million to JPS Automotive in the fourth quarter of 1998. At December 26, 1998, uncollected capital contributions are included in the balance of receivables from related parties.

        JPS Automotive paid or accrued the following amounts in connection with the transactions described above and related transactions for the years ended December 26, 1998 and December 27, 1997, respectively: (i) $7.8 million and $5.5 million for administrative and other services, (ii) $62.5 million and $7.3 million for contract manufacturing services, (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries, and
(iii) $0.6 million and $0.2 million for the purchase of machinery and equipment from C&A Products. In addition, during 1998 and 1997, respectively, JPS Automotive recorded sales of $33.2 million and $7.9 million relating to contract manufacturing services (including the sale of roll goods) provided to C&A Products and its subsidiaries. In 1997, JPS Automotive recorded $81 thousand in royalty payments from C&A Canada.

        During 1998, machinery and equipment was sold to C&A Products for an aggregate sales price of $0.9 million with the resulting gain of $244 thousand, net of income taxes of $145 thousand, recorded as a capital contribution from C&A Products due to the related-party nature of the transactions. At December 26, 1998, uncollected capital contributions are included in the balance of receivables from related parties. Finally, during 1997, machinery and equipment was sold to C&A Products for an aggregate sales price of $6.0 million with the resulting gain of $3.8 million and the related income taxes recorded as a capital contribution from C&A Products due to the related-party nature of the transactions.

        C&A Products and JPS Automotive entered into several additional arrangements during 1997 including, among others, those described below.

        During the year ended December 27, 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products and C&A Products may borrow up to $5 million from JPS Automotive. The borrower is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement. During the year ended December 26, 1998 C&A Products was charged $0.3 million in net interest, and during the year ended December 27, 1997, JPS Automotive was charged $0.1 million in net interest, related to these revolving credit arrangements, reflecting an average interest rate of 7.5% and 7.4% in 1998 and 1997, respectively. At December 26, 1998, there was an outstanding balance of $1.5 million owed to JPS Automotive under this arrangement.

        In connection with certain manufacturing activities conducted by C&A Products for Cramerton during 1998, Cramerton resold to C&A Products at cost approximately $1.4 million in yarn that had been purchased by Cramerton for use in the manufacturing activities conducted for Cramerton. During 1998, Cramerton incurred costs of approximately $8.0 million related to the construction of additional space at a C&A Products facility for the production of bodycloth, where C&A Products is manufacturing bodycloth for JPS Automotive on a subcontract basis. In addition, in accordance with C&A Products' normal practice, C&A Products developed tooling for JPS Automotive, for which JPS Automotive reimbursed C&A Products its costs. The development of tooling was managed by JPS Automotive prior to the 1996 Acquisition.

        During the third quarter of 1998, JPS Automotive and C&A Canada exchanged responsibility for the production of certain automotive carpet products. Due to the related party nature of this exchange, this transaction did not have an effect on the financial statements.

        C&A Products and JPS Automotive are also parties to a tax sharing agreement (the "Tax Sharing Agreement") that was assigned to C&A Products by Foamex in connection with the 1996 Acquisition. The Tax Sharing Agreement provides that JPS Automotive will make certain payments to its partners (principally C&A Products) in amounts equal to the taxes JPS Automotive would be required to pay if it were separately taxed. JPS Automotive and C&A Products maintain the Tax Sharing Agreement in lieu of adding JPS Automotive as a party to C&A's tax sharing arrangement. As of December 26, 1998, no amounts were payable under the Tax Sharing Agreement. In addition, because JPS Automotive is part of

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C&A's consolidated tax return, C&A effectively utilizes the tax benefits generated by JPS Automotive in its consolidated tax return resulting in benefits totaling $0.3 million for 1998 and $6.2 million for 1997 and $0.3 million for the period from December 12, 1996 to December 28, 1996. C&A Products has agreed to reimburse JPS Automotive for these benefits on demand by JPS Automotive.

        In September 1998, JPS Automotive distributed its 50% ownership in Industrias Enjema S.A. de C.V. ("Enjema") to C&A Products. C&A Products acquired from a third party the other 50% interest in Enjema in August 1998 for approximately $1.0 million. No book value was assigned to JPS Automotive's 50% interest.

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

        In December 1997, another subsidiary of C&A Products assumed substantially all of the environmental liabilities of JPS Automotive and its subsidiaries existing as of October 1, 1997 in exchange for a payment of approximately $4.1 million. As a result, environmental liabilities totaling $4.6 million have been excluded from the accompanying balance sheets and a gain of $0.5 million was recorded as a 1997 capital contribution from C&A Products due to the related party nature of this transaction. JPS Automotive will remain contingently liable for these environmental liabilities.

        Although it is possible that new information or future events could require JPS Automotive to reassess its potential exposure relating to its exposure for environmental matters, management believes that, based on the facts presently known to it, the resolution of such environmental matters will not have a material adverse effect on JPS Automotive's consolidated financial position or results of operations. The possibility exists, however, that new environmental legislation may be passed or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated which may be material, and there can be no assurance that JPS Automotive has identified or properly assessed all potential environmental liability arising from its activities or properties.


14.  LITIGATION:

        From time to time, JPS Automotive has been involved in various legal proceedings. Management believes that such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if determined adversely to JPS Automotive, would have a material adverse effect on the consolidated financial position or results of operations of JPS Automotive.

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  FINANCIAL INSTRUMENTS:


        DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The following disclosures of the estimated fair value amounts have been determined based on JPS Automotive's assessment of available market information and appropriate valuation methodologies.


        The estimated fair values of JPS Automotive's financial instruments are as follows (in thousands):

                                     DECEMBER 26, 1998         DECEMBER 27, 1997
                                     --------------------------------------------

                                   CARRYING       FAIR        CARRYING       FAIR
                                  AMOUNT OF     VALUE OF     AMOUNT OF     VALUE OF
                                 LIABILITIES   LIABILITIES  LIABILITIES  LIABILITIES
                                 -----------  ------------ ------------ ------------

Liabilities - Long-term debt       $88,247      $91,584       $91,843      $100,976
                                   =======      =======       =======      ========

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

16. INFORMATION ABOUT THE COMPANY'S OPERATIONS:

        JPS Automotive's customers operate primarily in the automotive industry. JPS Automotive performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 45 days, and credit losses have consistently been within management's expectations and are provided for in the consolidated financial statements.

        Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                                                           PREDECESSOR
                                                                             COMPANY
                                                                             -------
                                                      PERIOD FROM          PERIOD FROM
                                                      DECEMBER 12,          JANUARY 1,
                        YEAR ENDED     YEAR ENDED       1996 TO              1996 TO
                       DECEMBER 26,   DECEMBER 27,    DECEMBER 28,         DECEMBER 11,
                           1998           1997            1996                 1996
                           ----           ----            ----                 ----

General Motors             42%              46%           37%                   34%

DaimlerChrysler            11%              10%           11%                   17%

Toyota Tsusho              11%              16%           29%                   14%


        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance. SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS No. 131 is effective for financial statements beginning after December 15, 1997.

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JPS Automotive's reportable segments are strategic business units. They are managed separately because each business requires different technology and focuses on specific vehicle interior systems. JPS Automotive has two reportable segments: Automotive Carpet and Automotive Fabric. The Automotive Carpet segment produces molded floor carpet and luggage compartment trim. The Automotive Fabric segment produces seating upholstery fabric ("bodycloth") and headliner fabric.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. JPS Automotive evaluates performance based on profit or loss from operations before interest expense, other income and expense, income taxes and before adjustments made pursuant to the transactions and arrangements made between C&A Products and JPS Automotive. (See Note 12).

Information about JPS Automotive's reportable segments is presented below (in thousands).


                                             FISCAL YEAR ENDED DECEMBER 26, 1998
                                             -----------------------------------
                                      AUTOMOTIVE
                                        CARPET      AUTOMOTIVE FABRIC   OTHER (1)     TOTAL
                                        --------   ------------------  ----------    ------
External revenues...............    $    168,945    $       67,801      $18,881   $  255,627

Depreciation and amortization...           5,148             4,073            -        9,221
Operating income (loss).........           9,531            (1,714)       8,434       16,251

Total assets....................         156,475            76,826        4,630      237,931

Capital expenditures, net.......           2,550             9,457            -       12,007

                                               FISCAL YEAR ENDED DECEMBER 27, 1997
                                               -----------------------------------
                                      AUTOMOTIVE
                                        CARPET       AUTOMOTIVE FABRIC   OTHER (1)    TOTAL
                                        --------    ------------------   ---------   ------
External revenues.................  $    158,312    $       87,356      $ 1,603   $  247,271

Depreciation and amortization.....         4,460             3,408            -        7,868

Operating income..................        15,880             4,296        1,336       21,512

Total assets......................       168,456            77,747        4,404      250,607

Capital expenditures, net.........           (14)            3,706            -        3,692

                                        PERIOD FROM DECEMBER 12, 1996 TO DECEMBER 28, 1996
                                        --------------------------------------------------
                                      AUTOMOTIVE
                                        CARPET      AUTOMOTIVE FABRIC   OTHER(1)      TOTAL
                                        --------  -------------------  -----------  -------
External revenues.................  $      4,175    $        2,195      $     -   $    6,370

Depreciation and amortization.....           170               203            -          373

Operating income (loss)...........          (537)               14            -         (523)

Total assets......................       228,832            57,516            -      286,348

Capital expenditures, net.........           262               173            -          435

(1) Other includes adjustments made pursuant to the transactions and arrangements between JPS Automotive and C&A Products. See Note 12.

        Information pertaining to the Predecessor Company for the period from January 1, 1996 to December 11, 1996 has not been provided due to lack of availability and meaningfulness.

                         JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

The quarterly financial data of JPS Automotive is as follows (in thousands):


                                    FIRST      SECOND     THIRD        FOURTH
                                    QUARTER    QUARTER    QUARTER      QUARTER
                                    -------    -------    -------      -------
Fiscal 1998-

   Net sales                        $71,309    $64,396    $51,103      $68,819

   Gross profit                       9,755      5,752      2,969        9,897

   Income (loss) from continuing
      operations                      2,115      (461)        573        2,855

   Income (loss) before
      extraordinary item (1)          2,115      (461)        573        2,855


   Net income (loss)                  2,115      (547)        573        2,809



Fiscal 1997-

   Net sales                        $58,024    $62,119    $59,430      $67,698

   Gross profit (2)                   7,518     10,252      7,679       11,541

   Income (loss) from continuing
      operations                       (117)     2,121      1,119        3,973

   Income before extraordinary
      item (3)                          554      3,034      1,197        3,973

   Net income                           554      2,313      1,197        3,973

(1) The repurchase of $2.6 million principal amount of Senior Notes at prices in excess of carrying value during 1998 resulted in an extraordinary loss of $132 thousand, net of income taxes of $90 thousand for the year ended December 26, 1998.

(2) Certain 1997 items have been reclassified to conform with the 1998 presentation.

(3) The repurchase of $19.4 million principal amount of Senior Notes at prices in excess of carrying value during 1997 resulted in an extraordinary loss of $0.7 million, net of income taxes of $0.4 million for the year ended December 27, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholder of
JPS Automotive Products Corp.:

We have audited the accompanying balance sheets of JPS Automotive Products Corp. (a Delaware corporation and subsidiary of JPS Automotive L.P.) as of December 26, 1998, and December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of JPS Automotive Products Corp. as of December 26, 1998, and December 27, 1997, in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
   February 22, 1999.

                          JPS AUTOMOTIVE PRODUCTS CORP.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 26,    DECEMBER 27,
                             ASSETS                                   1998            1997
                             ------                                   ----            ----
Current assets - Cash..........................................         $1             $1
                                                                        ==             ==



              LIABILITIES AND SHAREHOLDER'S EQUITY
              ------------------------------------

Liabilities....................................................         $-             $-

Shareholder's equity:

   Common stock, par value $0.01 per share; 10,000,000 shares
      authorized, 100 shares issued and outstanding............          -              -

   Additional paid-in capital..................................          1              1
                                                                        --             --

              Total shareholder's equity.......................          1              1
                                                                        --             --


                                                                        $1             $1
                                                                        ==             ==


               The accompanying Notes to Financial Statements are
                    an integral part of these balance sheets.

                          JPS AUTOMOTIVE PRODUCTS CORP.

                          NOTES TO FINANCIAL STATEMENTS



1.  ORGANIZATION AND BASIS OF PRESENTATION:

        JPS Automotive Products Corp. ("Products Corp.") operates in the industrial fabrics and products segment, including the design, manufacture and sale of carpet components and interior fabrics for passenger cars and light trucks and other specialty industrial fabrics.

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

        On June 28, 1994, Products Corp. acquired the assets of the automotive products and industrial fabrics divisions of JPS Textile Group, Inc. Effective October 3, 1994, Products Corp. transferred and assigned substantially all of its assets, subject to substantially all of its liabilities, to JPS Automotive, which agreed to assume such liabilities. Subsequently, Products Corp. did not have any operations and, accordingly, no statement of operations or cash flows has been presented for 1998, 1997 or 1996.

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


2.  COMMITMENTS AND CONTINGENCIES:


CO-OBLIGOR

        Products Corp. is the co-obligor (and co-registrant) for the 11-1/8% Senior Notes due 2007 (the "Senior Notes") and borrowings under the JPS Automotive credit agreement. As a result of the 1996 Acquisition, the JPS Automotive credit agreement was repaid andterminated.

11-1/8% SENIOR NOTES DUE 2001 (SENIOR NOTES)

        The Senior Notes were issued on June 28, 1994. Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing on December 15, 1994. The Senior Notes mature on June 15, 2001.

        At the time of the 1996 Acquisition, $180 million principal amount of the Senior Notes were outstanding. Of this amount, $68 million had been purchased by C&A prior to the 1996 Acquisition on the open market and were subsequently retired. JPS Automotive is not required to make mandatory redemption or sinking fund payments except in the case of certain asset sales or a change of control (as defined in the indenture for the Senior Notes). In addition, the Senior Notes are not subject to optional redemption, except in connection with certain public offerings of common stock or following a change of control (as so defined). The 1996 Acquisition resulted in a change of control which, under the terms of the indenture for the Senior Notes, gave holders of the Senior Notes the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of Senior Notes were so put to JPS Automotive and then repurchased on March 10, 1997. In conjunction with an offer to purchase as a result of the 1997 sale of Airbag, JPS Automotive repurchased $23 thousand principal amount of Senior Notes. Additionally, for the twelve months ended December 27, 1997, and the twelve months ended December 26, 1998, JPS Automotive repurchased, in the open market, $19.4 million principal amount of Senior Notes and $2.6 million principal amount of Senior Notes, respectively. At December 26, 1998, approximately $88.2 million of Senior Notes (including a premium of $2.2 million) were outstanding.

          The indenture governing restricted the Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests, purchases or redemptions of its equity interests, purchases of any indebtedness subordinated to the Senior Notes and investments other than as permitted) (the "Restricted Payments") unless (i) there is no default under the Senior Notes indenture; (ii) after giving pro forma effect to the Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income, since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "Restricted Payments Tests"). These conditions were satisfied as of December 26, 1998. The Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock, asset dispositions and transactions with affiliates including C&A and C&A Products Co.) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (1)
                             (DOLLARS IN THOUSANDS)




                                         BALANCE AT        CHARGED TO  CHARGED TO                 BALANCE
                                         BEGINNING         COSTS AND     OTHER                   AT END OF
                                         OF PERIOD          EXPENSES    ACCOUNTS   DEDUCTIONS (3)   PERIOD
FISCAL YEAR ENDED DECEMBER 26, 1998

Allowances for doubtful accounts.....   $    6,018     $   (3,559) ($)       -    $   (205)     $   2,254
Reserve for facility closing costs...   $    7,182     $        -   $        -    $ (5,242)     $   1,940

FISCAL YEAR ENDED DECEMBER 27, 1997
Allowances for doubtful accounts.....   $    5,896     $      156   $        -    $    (34)     $   6,018
Reserve for facility closing costs...   $    9,200     $        -   $    1,201    $ (3,219)     $   7,182

PERIOD FROM DECEMBER 12, 1996 TO
   DECEMBER 28, 1996
Allowances for doubtful accounts.....   $    5,749     $      147   $        -    $      -      $   5,896
Reserve for facility closing costs...   $        -     $        -   $    9,200    $      -      $   9,200

PERIOD FROM JANUARY 1, 1996, TO
   DECEMBER 11, 1996
Allowances for doubtful accounts.....   $    5,971     $     (205)  $        0    $    (17)     $   5,749

(1) Amounts for all periods have been restated to exclude amounts related to the discontinued operations.
(2) Includes elimination of amounts included in the allowance for doubtful accounts for receivable from Enjema which was repaid during the third quarter of 1998.
(3) Uncollected receivables written off, net of recoveries, reclassifications to other accounts, and usage of restructuring reserves.