Form 10-Q
period 1999-03-27
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 1999-05-11
CIK 924902, 919233

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 27, 1999

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the transition period from____to

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

JPS Automotive L.P. and JPS Automotive Products Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

As of May 10, 1999, the number of outstanding shares of JPS Automotive Products Corp. common stock was 100.

PART  I  -  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                          QUARTER ENDED
                                                    MARCH 27,          MARCH 28,
                                                      1999               1998
                                                     --------          --------

    Net sales..................................      $ 65,565          $ 71,309
    Cost of goods sold.........................        58,704            61,554
                                                     --------          --------
    Gross profit...............................         6,861             9,755
    Selling, general and administrative expenses        2,882             4,100
                                                     --------          --------
    Income from operations.....................         3,979             5,655
    Interest expense, net......................         2,254             2,114
    Other income, net..........................           -                  (9)
                                                     --------          --------
    Income before income taxes.................         1,725             3,550
    Income taxes...............................           737             1,435
                                                     --------          --------
    Income before cumulative effect of a change
      in accounting principle..................           988             2,115

    Cumulative effect of change in accounting
      principle, net of income taxes of $528....         (791)              -
                                                     --------          --------


    Net income.................................       $   197           $ 2,115
                                                     ========          ========
See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                            (UNAUDITED)
                                                             MARCH 27,       DECEMBER 26,
                         ASSETS                                 1999             1998
                                                          ----------------   -------------
Current assets:
  Cash and cash equivalents..........................        $      9,800         $     171
  Accounts receivable, net of allowance of
    $2,421 and $2,254................................              40,091            36,139
  Inventories........................................              11,013            11,308
  Receivables from related parties...................                 352            10,403
  Revolving loan due from C&A Products...............                   -             1,500
  Deferred tax assets................................               2,985             3,203
  Other current assets...............................                 285             1,344
                                                           -----------------  --------------
    Total current assets.............................              64,526            64,068

Property, plant and equipment, net...................              60,504            61,132
Goodwill, net........................................             100,031           100,688
Demand receivable due from C&A for income taxes......               6,855             6,887
Debt issuance costs, net.............................               1,766             1,934
Other assets.........................................               2,253             3,222
                                                            ----------------  --------------
                                                             $    235,935         $ 237,931
                                                            ================  ==============

             LIABILITIES AND OWNERS' EQUITY
Current liabilities:
  Accounts payable...................................        $      8,144         $  10,795
  Accrued expenses...................................               8,730             6,383
                                                            ----------------  --------------
    Total current liabilities........................              16,874            17,178

Long-term debt.......................................              88,028            88,247
Other liabilities....................................               8,554            10,224

Commitments and contingencies........................

Owners' equity:
  General partner....................................              48,073            48,073
  Limited partner....................................              74,406            74,209
                                                             ---------------  --------------
      Total owners' equity...........................             122,479           122,282
                                                             ---------------  --------------
                                                             $    235,935         $ 237,931
                                                             ===============  ===============

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     QUARTER ENDED
                                                              -----------------------------
                                                                MARCH 27,        MARCH 28,
                                                                  1999              1998
                                                              ---------------    ----------

OPERATING ACTIVITIES:
Income from continuing operations...................         $      988           $   2,115
Adjustments to derive cash flow from continuing
  operating activities:.............................
    Deferred income tax expense.....................                707                 867
    Depreciation and amortization...................              2,368               2,198
    Interest accretion and debt issuance cost
      amortization..................................                (52)                (58)
    Changes in operating assets and liabilities.....             (5,042)             (2,068)
                                                             ---------------     -----------

      Net cash provided by (used in) operating
        activities..................................             (1,031)              3,054
                                                             ---------------     ------------

INVESTING ACTIVITIES:
Additions to property, plant, and equipment.........               (936)               (543)
Sales of property, plant, and equipment.............                 13                 -
                                                            ----------------      ------------
      Net cash used in investing activities.........               (923)               (543)
                                                            ----------------      ------------
FINANCING ACTIVITIES:
Distributions to C&A Products.......................                 -               (6,000)
Capital contributions from partners.................                 -                2,703
Change in amounts due C&A Products, net.............             10,083                 455
Net proceeds from (repayments and advances on)
  revolving loans...................................              1,500                 -
                                                            ----------------      ------------
      Net cash provided by (used in) financing
        activities..................................             11,583              (2,842)
                                                            ----------------      ------------
Net increase (decrease) in cash and cash equivalents..            9,629                (331)
Cash and cash equivalents at beginning of period......              171               9,271
                                                            ----------------      ------------
Cash and cash equivalents at end of period............      $     9,800           $   8,940
                                                            ================      ============

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

        The condensed consolidated financial statements include the accounts of JPS Automotive L.P. and its subsidiaries ("JPS Automotive"). In the opinion of management of JPS Automotive, the accompanying condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Certain prior year items have been reclassified to conform with the fiscal 1999 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in JPS Automotive's Report on Form 10-K for the fiscal year ended December 26, 1998 (the "1998 10-K").

        On December 11, 1996, Collins & Aikman Corporation ("C&A"), through its subsidiaries, acquired JPS Automotive from Foamex International Inc. ("Foamex") pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996 (the "1996 Acquisition"). In the 1996 Acquisition, Collins & Aikman Products Co. ("C&A Products"), a wholly-owned subsidiary of C&A, acquired a .9999% limited partnership interest in JPS Automotive from Foamex and a 99% limited partnership interest in JPS Automotive from Foamex - JPS Automotive L.P. ("FJPS"). PACJ, Inc., a wholly-owned subsidiary of C&A Products, acquired a
 .0001% general partnership interest in JPS Automotive from JPSGP Inc. ("JPSGP"). Accordingly, 100% of the partnership interests in JPS Automotive are owned by PACJ, Inc. and C&A Products, which are, respectively, indirect and direct wholly-owned subsidiaries of C&A. Additionally, on December 11, 1996, C&A Products also acquired from Seiren Co. Ltd. and its affiliates a minority interest in Cramerton Automotive Products, L.P. and Cramerton Management Corporation, which are JPS Automotive subsidiaries that were merged in December 1997 under the name Cramerton Automotive Products, Inc. ("Cramerton"). JPS Automotive subsequently acquired the minority interest previously held by the C&A Products and now owns 100% of Cramerton.

2.      GOODWILL:

        Goodwill, representing the excess of purchase price over the fair value of net assets acquired in the 1996 Acquisition, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill was $0.7 million for the quarters ended March 27, 1999 and March 28, 1998. Accumulated amortization at March 27, 1999 was $5.9 million. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows and pre-tax income over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, JPS Automotive's carrying value of the goodwill will be reduced. At March 27, 1999, JPS Automotive believes the recorded value of its goodwill of $100 million is fully recoverable.

3.      INVENTORIES:

        The components of inventories consist of (in thousands):

                                                     March 27,      December 26,
                                                       1999             1998
                                                     ----------       ----------

             Raw materials and supplies........     $   3,945         $   4,539
             Work in process...................         4,576             5,183
             Finished goods....................         2,492             1,766
                                                    -----------       ----------
                                                    $  11,013         $  11,308
                                                    ===========       ==========

4.      FACILITY CLOSING COSTS:

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

        The components of the reserves for the relocation and facility closures, which are expected to be completed in the third quarter of fiscal 1999, are as follows (in thousands):

                                                         Original          Changes In          Remaining
                                                         Reserve           Reserve             Reserve
                                                     -----------------    -----------        ----------
Anticipated expenditures to close and dispose of
   idled facilities...............................     $   2,746         $   (2,746)           $     -
Anticipated severance benefits....................         7,655             (6,508)             1,147
                                                     -----------------    -----------          --------
                                                       $  10,401         $   (9,254)           $ 1,147
                                                     =================    ===========          ========

5.      RELATED-PARTY TRANSACTIONS AND ALLOCATIONS:

        At March 27, 1999, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interests in JPS Automotive, as security for debt of C&A Products totaling $376.1 million.

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

        The transactions and arrangements and proposed transactions and arrangements include the following: (i) the provision by C&A Products of additional administrative, management, marketing and program management services pursuant to a pre-existing services agreement assigned to C&A Products by Foamex (the "Existing Services Agreement"), (ii) the purchase from and sale to C&A Products and its subsidiaries of certain manufacturing assets, (iii) the transfer of manufacturing responsibility for certain automotive programs, and for the manufacturing of automotive carpet roll goods, to C&A Products and its subsidiaries and from C&A Products to JPS Automotive, and (iv) the transfer of certain automotive programs from JPS Automotive to C&A Products and its subsidiaries and from C&A Products to JPS Automotive. For a description of the compensation to be paid by JPS Automotive to C&A Products and by C&A Products to JPS Automotive pursuant to the transactions and arrangements described above, see Note 12 to JPS Automotive's consolidated financial statements included in the 1998 10-K.

        During the first quarter of 1998, pursuant to the rationalization process, JPS Automotive transferred to Collins & Aikman Canada Inc. ("C&A Canada") and C&A Products two programs for the production of automotive carpet products for aggregate consideration of $4.3 million. One of these contracts was manufactured by C&A Canada for JPS Automotive during a portion of 1997 on a royalty basis. Due to the related party nature of the transfer, the $4.3 million received by JPS Automotive, and the related tax provision of $1.6 million, was treated as a capital contribution from C&A Products in the accompanying financial statements. During 1998, C&A Products transferred to JPS Automotive as an equity contribution all but one of the automotive soft trim programs formerly produced by C&A Products at its Salisbury, North Carolina facility. C&A
Products also agreed to make additional cash equity contributions to JPS Automotive if JPS Automotive was unable to earn a specified level of operating profit on the contracts transferred from the Salisbury plant. JPS Automotive did not earn the specified level of operating profit and C&A Products made an additional equity contribution of $1.4 million to JPS Automotive in the fourth quarter of 1998. At March 27, 1999, uncollected capital contributions are included in the balances of receivables from related parties.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



        JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the quarters ended March 27, 1999 and March 28, 1998, respectively: (i) $1.8 million and $1.5 million, respectively, for administrative and other services, and (ii) $20.2 million and $13.3 million, respectively, for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, for the quarters ended March 27, 1999 and March 28, 1998, JPS Automotive recorded sales of $4.7 million and $10.6 million, respectively, relating to contract manufacturing services (including the sale of roll goods during 1998) provided to C&A Products and its subsidiaries.

        C&A Products and JPS Automotive entered into several additional arrangements including, among others, those described below.

        During the year ended December 27, 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products and C&A Products may borrow up to $5 million from JPS Automotive. The borrower is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement. During the quarters ended March 27, 1999, and March 28, 1998, C&A Products was charged $12 thousand and $95 thousand, respectively, in net interest related to these revolving credit arrangements. At March 27, 1999 there was no outstanding balance under this arrangement.

        In connection with certain manufacturing activities conducted by C&A Products for Cramerton during the quarters ended March 27, 1999 and March 28, 1998, Cramerton resold to C&A Products at cost approximately $1.5 million and $0.3 million, respectively, in yarn that had been purchased by Cramerton for use in the manufacturing activities conducted for Cramerton. During the first quarter of 1999, Cramerton incurred costs of approximately $0.3 million related to the construction of additional space at a C&A Products Facility for the production of bodycloth, where C&A Products is manufacturing bodycloth for JPS Automotive on a subcontract basis. In addition, in accordance with C&A Products' normal practice, C&A Products developed tooling for JPS Automotive, for which JPS Automotive reimbursed C&A Products its costs. The development of tooling was managed by JPS Automotive prior to the 1996 Acquisition.

        C&A Products and JPS Automotive are also parties to a tax sharing agreement (the "Tax Sharing Agreement") that was assigned to C&A Products by Foamex in connection with the 1996 Acquisition. The Tax Sharing Agreement provides that JPS Automotive will make certain payments to its partners (principally C&A Products) in amounts equal to the taxes JPS Automotive would be required to pay if it were separately taxed. JPS Automotive and C&A Products maintain the Tax Sharing Agreement in lieu of adding JPS Automotive as a party to C&A's tax sharing arrangement. For the first quarters of 1999 and 1998, respectively, JPS Automotive recorded $32 thousand and $2.1 million as an estimated amount due to C&A Products under the terms of the Tax-Sharing Agreement.

6.      INFORMATION ABOUT THE COMPANY'S OPERATIONS:

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

           Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                                       QUARTER ENDED
                                                     ----------------
                                                  MARCH 27,         MARCH 28,
                                                     1999             1998
                                                ------------       -----------
               General Motors..............          46%               39%
               Toyota......................          14%               15%

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. JPS Automotive evaluates performance based on profit or loss from operations before interest expense, other income and expense, income taxes and before adjustments made pursuant to the transactions and arrangements made between C&A Products and JPS Automotive. (See Note 5.)

        Information about JPS Automotive's reportable segments is presented below (in thousands).

                                                 QUARTER ENDED MARCH 27, 1999
                                   ---------------------------------------------------------
                                   AUTOMOTIVE        AUTOMOTIVE
                                     CARPET           FABRIC        OTHER(1)          TOTAL
                                   ---------         ---------     -------          --------
External revenues...............    $  43,837        $  12,087     $  9,641        $  65,565
Depreciation and amortization...        1,318            1,050            -            2,368
Operating income ...............          732              162        3,085            3,979
Total assets....................      154,304           78,550        3,081          235,935
Capital expenditures ...........          522              414            -              936

                                               QUARTER ENDED MARCH 28, 1998
                                   ---------------------------------------------------------
                                    AUTOMOTIVE        AUTOMOTIVE
                                      CARPET            FABRIC       OTHER(1)         TOTAL
                                   -----------          -------     --------        --------
External revenues...............     $  45,938        $  22,319      $ 3,052      $   71,309
Depreciation and amortization...         1,187            1,011            -           2,198
Operating income ...............         2,626            1,139        1,890           5,655
Total assets....................       164,029           81,140        6,219         251,388
Capital expenditures ...........           384              159            -             543


(1) Other includes adjustments made pursuant to the transactions and arrangements between JPS Automotive and C&A Products. See Note 5.

7.      COMMITMENTS AND CONTINGENCIES

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

8.      NEWLY ISSUED ACCOUNTING STANDARDS:

        In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on the accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied to internal use computer software costs incurred in those fiscal years beginning after December 15, 1998 and should be applied to internal use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application. JPS Automotive adopted this standard on December 27, 1998. The adoption of this standard did not have a material impact on its consolidated financial position or results of operations.

        In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and the initial application of this pronouncement is to be reported as the cumulative effect of a change in accounting principle. JPS Automotive adopted SOP 98-5 on December 27, 1998. The impact of the adoption of SOP 98-5 at the beginning of fiscal 1999 was approximately $0.8 million, net of income taxes.

9.      SUBSEQUENT EVENT:

        In May 1999, C&A Products entered into an agreement to sell Cramerton's 400,000 square foot facility located in Cramerton, North Carolina to Joan Fabrics Corporation and formulated plans to relocate Cramerton's headliner business to a C&A Products facility. C&A Products will produce headliner for JPS Automotive in conjunction with a contract manufacturing arrangement. See Note 5.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE L.P.)
                                 BALANCE SHEETS


                                                  (UNAUDITED)
                                                   MARCH 27,      DECEMBER 26,
                                                     1999             1998
                                                  ----------     --------------
                                                        (in thousands)
                      ASSETS

Current assets - Cash......................       $         1      $          1
                                                 =============     ============
    LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities ................................      $         -      $          -
                                                 --------------    ------------

Shareholder's equity:
    Common stock, par value $0.01 per share;
        10,000,000 shares authorized,
        100 shares issued and outstanding....                -                -
    Additional paid-in capital...............                1                1
                                                   -------------     ----------
        Total shareholder's equity...........                1                1
                                                   -------------     ----------
                                                   $         1      $         1
                                                  ==============    ===========
          See accompanying notes.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE L.P.)
                       NOTE TO BALANCE SHEETS (UNAUDITED)

        1.  COMMITMENTS AND CONTINGENCIES

        JPS Automotive Products Corp. ("Products Corp.") is a joint obligor (and co-registrant) with JPS Automotive L.P. of the 11-1/8% Senior Notes due 2001 (the "Senior Notes"), which had an outstanding balance of $88.0 million (including a premium of $2.0 million) as of March 27, 1999.

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

        JPS Automotive produces and supplies a complete line of automotive textiles and specialty textile products to North American automobile and light truck manufacturers. On December 11, 1996, C&A, through its subsidiaries, acquired JPS Automotive from Foamex in the 1996 Acquisition. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of JPS Automotive and Products Corp. included in this report.

THREE MONTHS ENDED MARCH 27, 1999 COMPARED TO THREE MONTHS ENDED MARCH 28, 1998.

NET SALES: Net sales for JPS Automotive for the first quarter of 1999 were $65.6 million, compared to $71.3 million for the first quarter of 1998. This decrease is attributable to the closure of a carpet manufacturing facility in June 1998. In addition, automotive fabric sales were adversely impacted by an increased demand for leather seating applications and weak sales on the Toyota Camry.

GROSS PROFIT: Gross profit as a percentage of sales decreased to 10.5% in the first quarter of 1999 from 13.7% in the first quarter of 1998. The decrease in gross profit is due to the loss of business with higher margins due to the closure of a carpet manufacturing facility in June 1998 as well as inefficiencies associated with the relocation to JPS Automotive of certain programs formerly produced by C&A Products at its Salisbury, North Carolina facility. This decrease is partially offset by manufacturing improvements in fabric operations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES: Selling, general, and administrative expenses decreased 29.7% to $2.9 million in the first quarter of 1999, down $1.2 million from the first quarter of 1998. The decrease is due to the elimination of certain redundant sales and administrative functions in connection with the 1996 Acquisition as well as cost-cutting efforts at its fabrics operations. This decrease is partially offset by an allocation from C&A Products for administrative services. See Note 5 to JPS Automotive's Condensed Consolidated Financial Statements.

INTEREST EXPENSE: Interest expense, net of interest income increased $0.1 million to $2.2 million in the first quarter of 1999. The increase is due to lower interest income earned on the reciprocal revolving credit arrangement between JPS Automotive and C&A Products, partially offset by lower interest expense on the Senior Notes due to the repurchase of $2.6 million principal amount of Senior Notes on the open market during 1998. During the first quarter of 1999, $0.1 million of interest, related to the construction of additional space for the production of bodycloth at a C&A Products Facility, was capitalized. No amounts were capitalized in the first quarter of 1998. See Note 5 to JPS Automotive's Condensed Consolidated Financial Statements.

INCOME TAXES: The income tax provision in the first quarter of 1999 decreased to $0.7 million from $1.4 million in the first quarter of 1998. JPS Automotive's effective tax rate for the first quarter of 1999 was 42.7% compared to 40.4% in the first quarter of 1998.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE: JPS Automotive adopted the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") at the beginning of the first quarter of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The initial impact of adopting SOP 98-5 resulted in a charge of $0.8 million, net of income taxes of $0.5 million.

NET INCOME: Net income decreased to $0.2 million in the first quarter of 1999 from $2.1 million in the first quarter of 1998 primarily due to the reasons cited above.

LIQUIDITY AND CAPITAL RESOURCES

        JPS Automotive's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on its outstanding indebtedness and capital expenditures. JPS Automotive believes the cash flow from operating activities, cash on hand and periodic capital contributions and borrowings will be adequate to meet operating cash requirements. For a discussion of certain transactions and arrangements and proposed transactions and arrangements between C&A Products and JPS Automotive, see Note 5 to JPS Automotive's Condensed Consolidated Financial Statements.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF YEAR 2000 COMPLIANCE

        As previously discussed in Note 5 to JPS Automotive's Condensed Consolidated Financial Statements, in accordance with arrangements between JPS Automotive and C&A Products, C&A Products provides administrative and management services to JPS Automotive. These services include business planning and management information systems services for JPS Automotive. Accordingly, JPS Automotive is part of C&A Products' comprehensive plan intended to address Year 2000 issues. C&A Products has selected a team of managers and outside consultants to identify, evaluate and implement a time-table aimed at bringing critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The plan addresses JPS Automotive's information technology and non-information technology and categorizes them into the following areas which are vulnerable to Year 2000 risk: (i) business computer systems, including financial, human resources, purchasing, manufacturing and sales and marketing systems; (ii) manufacturing, warehousing and servicing equipment, including shop floor controls; (iii) technical infrastructure, including local area networks, mainframes and communication systems; (iv) end-user computing, including personal computers; (v) suppliers, agents and service providers, including systems which interface with customers; (vi) environmental operations, including fire, security, emission and waste controls and elevators; and (vii) dedicated research and development facilities, including CAD/CAE/CAM systems and product testing systems.

        JPS Automotive has evaluated the state of readiness of each area vulnerable to Year 2000 risk using the following definitions:

        Inventory - Systems are being surveyed and documented regarding compliance
      Remediation - Strategies are being implemented to modify or replace affected hardware and software
        Testing   - Systems are being tested by C&A Products employees or
                    third-party consultants
        Complete  - Systems are Year 2000 compliant

        Currently, JPS Automotive estimates that is is in the Testing stage for most areas of Year 2000 risk and currently expects its systems to become Year 2000 compliant during 1999.

        JPS Automotive is in the process of finalizing formal contingency plans. These contingency plans include among other things, the following: (i) establishing back-up production capacities with other C&A Products facilities to shift the manufacturing of similar products between plants if a JPS Automotive plant should be unable to complete its scheduled production requirements; (ii) carrying extra inventory of raw materials and finished goods to cover production requirements if critical suppliers indicate that they will not be Year 2000 compliant in a timely manner; and (iii) maintaining offline documentation of production schedules, releases, and inventory levels. JPS Automotive has not quantified the costs associated with these contingency plans.

        JPS Automotive has coordinated its Year 2000 compliance efforts with a plan to make its computer systems consistent with other operations of C&A Products. As a result, the majority of the Year 2000 compliance work for JPS Automotive is being performed by employees of other C&A Products divisions or subsidiaries and is included in the amounts charged to JPS Automotive for administrative and other services in accordance with the arrangements between JPS Automotive and C&A Products. See Note 5 to JPS Automotive's Condensed Consolidated Financial Statements. Total costs for its efforts to address the Year 2000 issue, including costs incurred by other C&A Products divisions on behalf of JPS Automotive, is anticipated to be approximately $0.8 million. Included in this estimate are $0.5 million of salaries and other payroll costs of employees to the extent that they have devoted a majority of their time to the project. Approximately $0.7 million of these costs have been incurred through March 27, 1999, including $0.4 million of salaries and other payroll costs. JPS Automotive is funding the expenditures related to the Year 2000 plan with cash flows from operations.

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

        Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer preferences, dependence on significant automotive customers, changes in the popularity of particular car models or particular interior trim packages, the loss of programs on particular car models, the level of competition in the automotive supply industry, pricing pressure from automotive customers and Year 2000 compliance issues, as well as factors more specific to JPS Automotive, such as the substantial leverage of JPS Automotive and limitations imposed by the Senior Notes. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see "Business" in the 1998 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 10-K and above in this Form 10-Q and also see JPS Automotive's other filings with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

            There have been no material developments in legal proceedings involving JPS Automotive or its subsidiaries since those reported, if any, in JPS Automotive's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

Exhibit
Number                             Description
--------                           -----------

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

  10.3 Tax Sharing Agreement, by and among JPS Automotive and its partners is incorporated by reference to Exhibit 10.9 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

  10.4 Assignment dated as of December 11, 1996, from Foamex International to C&A Products relating to Services Agreement, is hereby incorporated by reference to Exhibit 10.10 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

  10.5 Assignment dated as of December 11, 1996, from Foamex-JPS Automotive L.P. to C&A Products relating to Tax Sharing Agreement, is hereby incorporated by reference to Exhibit 10.11 of the Form 10-K of JPS Automotive and Products Corp. for the transition period from January 1, 1996 to December 28, 1996.

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

  10.8 Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS Automotive L.P. and Collins & Aikman Products Co. dated August 28, 1996 is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 27, 1996.

  10.9 Amendment No. 1 to Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS Automotive L.P., Foamex International Inc. and Collins & Aikman Products Co. dated as of December 11, 1996 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation's Current Report on Form 8-K dated December 10, 1996.

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

Exhibit
Number                             Description
--------                           -----------

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

                                    SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 1999.

                                                    JPS AUTOMOTIVE L.P.
                                              By:   PACJ, Inc.
                                                    General Partner


                                              By:   /s/  J. Michael Stepp
                                                    --------------------------
                                                    J. Michael Stepp
                                                    Executive Vice President and
                                                    Chief Financial Officer


                                                   JPS AUTOMOTIVE PRODUCTS CORP.

                                              By:   /s/  J. Michael Stepp
                                                    -------------------------
                                                    J. Michael Stepp
                                                    Executive Vice President and
                                                    Chief Financial Officer