Form 10-Q
period 1999-06-26
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 1999-08-10
CIK 924902, 919233

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                  FORM 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                     For the quarter ended June 26, 1999

             __Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the transition period from ___to____

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

As of August 10, 1999, the number of outstanding shares of JPS Automotive Products Corp. common stock was 100.

PART  I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements.


                     JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                (in thousands)

                                                Quarter Ended         Six Months Ended
                                             --------------------   --------------------
                                               June 26,    June 27,    June 26,   June 27,
                                                 1999       1998         1999       1998
                                             ----------- ---------- -----------  ---------

Net sales..................................   $  70,336  $  64,396   $ 135,901  $ 135,705
Cost of goods sold.........................      62,569     58,644     121,273    120,198
                                              ---------  ---------   ---------  ---------
Gross profit...............................       7,767      5,752      14,628     15,507
Selling, general and administrative
  expenses.................................       3,229      4,247       6,111      8,347
                                              ---------  ---------   ---------  ---------
Operating income...........................       4,538      1,505       8,517      7,160
Interest expense, net......................       2,026      2,097       4,280      4,211
Other income, net..........................          -         (22)        -          (31)
                                              ---------  ---------   ---------  ---------
Income (loss) before income taxes..........       2,512       (570)      4,237      2,980
Income tax expense (benefit)...............       1,065       (109)      1,802      1,326
                                              ---------  ---------   ---------  ---------
Income (loss) before extraordinary charge
  and cumulative effect of a change in
  accounting principle......................      1,447       (461)      2,435      1,654
Extraordinary charge, net of income taxes
  of $58....................................        -          (86)        -          (86)
Cumulative effect of a change in accounting
   principle, net of income taxes of $528...        -          -          (791)       -
                                              ---------  ---------   ---------  ---------
Net income (loss).......................     $   1,447   $    (547)  $   1,644  $   1,568
                                             =========   ==========  =========  =========

See accompanying notes.

                     JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                 (Unaudited)
                                                  June 26,     December 26,
                                                    1999           1998
                    ASSETS                       ----------    -----------
Current assets:
  Cash and cash equivalents..................      $  17,738     $     171
  Accounts receivable, net of allowance of
   $2,095 and $2,254.........................         42,075        36,139
  Inventories................................          9,778        11,308
  Receivables from related parties...........            -          10,403
  Revolving loan due from C&A Products.......            -           1,500
  Deferred tax assets........................          2,769         3,203
  Other current assets.......................            732         1,344
                                                   ---------     ---------
   Total current assets......................         73,092        64,068

Property, plant and equipment, net...........         61,471        61,132
Goodwill, net................................         99,369       100,688
Demand receivable due from C&A for income
   taxes.....................................          6,495         6,887
Debt issuance costs, net.....................          1,567         1,934
Other assets.................................          2,085         3,222
                                                   ---------     ---------
                                                   $ 244,079    $  237,931
                                                   =========     =========
        LIABILITIES AND OWNERS' EQUITY
Current liabilities:
  Accounts payable...........................      $   6,841     $  10,795
  Accrued expenses...........................          7,556         6,383
  Payables to related parties................          8,883           -
                                                   ---------     ---------
   Total current liabilities.................         23,280        17,178

Long-term debt...............................         87,809        88,247
Other liabilities............................          9,042        10,224

Commitments and contingencies................

Owners' equity:
  General partner............................         48,073        48,073
  Limited partner............................         75,875        74,209
                                                   ---------     ---------
     Total owners' equity....................        123,948       122,282
                                                   ---------     ---------
                                                   $ 244,079     $ 237,931
                                                   =========    ==========

See accompanying notes.

                     JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)


                                                      Six Months Ended
                                                   ------------------------
                                                   June 26,        June 27,
                                                     1999            1998
                                                   -------        ---------
OPERATING ACTIVITIES:

Income from continuing operations..............    $  2,435       $ 1,654
Adjustments to derive cash flow from
  continuing operating activities:
   Deferred income tax expense................        1,411         2,890
   Depreciation and amortization..............        4,828         4,615
   Interest accretion and debt issuance cost
      amortization............................          (71)         (112)
   Changes in operating assets and
      liabilities.............................       (8,717)       (1,774)
                                                 -----------     -----------
     Net cash provided by (used in) operating
        activities............................         (114)        7,273
                                                 -----------     -----------
INVESTING ACTIVITIES:
Additions to property, plant, and
    equipment................................        (3,519)       (1,082)
Sales of property, plant, and equipment......           -             213
Other, net...................................           -            (144)
                                                 -----------     -----------
     Net cash used in investing activities...        (3,519)       (1,013)
                                                 -----------     -----------
FINANCING ACTIVITIES:
Distributions to C&A Products................           -         (10,000)
Capital contributions from partners..........            22         2,703
Changes in amounts due C&A Products, net.....        19,678        (4,775)
Repayments of long-term debt.................           -          (2,066)
Net proceeds from revolving loans............         1,500           -
                                                 -----------     -----------
     Net cash provided by (used in) financing
          activities.........................        21,200       (14,138)
                                                 -----------     -----------
Net increase (decrease) in cash and cash
  equivalents................................        17,567        (7,878)
Cash and cash equivalents at beginning of
  period.....................................           171         9,271
                                                 -----------     -----------
Cash and cash equivalents at end of
  period.....................................    $   17,738      $  1,393
                                                 ==========      ===========
See accompanying notes.

                     JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.    Condensed Consolidated Financial Statements:

      The condensed consolidated financial statements include the accounts of JPS Automotive L.P. and its subsidiaries ("JPS Automotive"). In the opinion of management of JPS Automotive, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Certain prior year items have been reclassified to conform with the fiscal 1999 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in JPS Automotive's Report on Form 10-K for the fiscal year ended December 26, 1998 (the "1998 10-K").

      On December 11, 1996, Collins & Aikman Corporation ("C&A"), through its subsidiaries, acquired JPS Automotive from Foamex International Inc. ("Foamex") pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996 (the "1996 Acquisition"). In the 1996 Acquisition, Collins & Aikman Products Co. ("C&A Products"), a wholly-owned subsidiary of C&A, acquired a .9999% limited partnership interest in JPS Automotive from Foamex and a 99% limited partnership interest in JPS Automotive from Foamex -JPS Automotive L.P. ("FJPS"). PACJ, Inc., a wholly-owned subsidiary of C&A Products, acquired a
 .0001% general partnership interest in JPS Automotive from JPSGP Inc. ("JPSGP"). Accordingly, 100% of the partnership interests in JPS Automotive are owned by PACJ, Inc. and C&A Products, which are, respectively, indirect and direct wholly-owned subsidiaries of C&A. Additionally, on December 11, 1996, C&A Products also acquired from Seiren Co. Ltd. and its affiliates a minority interest in Cramerton Automotive Products, L.P. and Cramerton Management Corporation, which are JPS Automotive subsidiaries that were merged in December 1997 under the name Cramerton Automotive Products, Inc. ("Cramerton"). JPS Automotive subsequently acquired the minority interest previously held by C&A Products and now owns 100% of Cramerton.

2.    Goodwill:

      Goodwill, representing the excess of purchase price over the fair value of net assets acquired in the 1996 Acquisition, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill was $0.6 million and $1.3 million for the quarter and six months ended June 26, 1999, respectively, and $0.7 million and $1.3 million for the quarter and six months ended June 27, 1998, respectively. Accumulated amortization at June 26, 1999 was $6.6 million. The carrying value of goodwill is reviewed periodically based on the predicted undiscounted cash flows and pre-tax income over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, JPS Automotive's carrying value of the goodwill will be reduced. At June 26, 1999, JPS Automotive believes the recorded value of its goodwill of $99.4 million is fully recoverable.

3.    Inventories:

      The components of inventories consist of (in thousands):

                                                   June 26,       December 26,
                                                     1999            1998
                                                   --------       -----------

      Raw materials and supplies............     $   2,961         $   4,359
      Work in process.......................         4,281             5,183
      Finished goods........................         2,536             1,766
                                                 ----------       ----------
                                                 $   9,778         $  11,308
                                                 ==========       ==========

                     JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

4.    Facility Closing Costs:

      In connection with the 1996 Acquisition, JPS Automotive eliminated certain redundant sales and administrative functions and closed one manufacturing facility in 1997, a second facility in January 1998, and a third facility in June 1998. In June 1999, JPS Automotive completed the process of relocating bodycloth production from a JPS Automotive facility to an existing C&A Products facility. The remaining reserve of $0.8 million will be used primarily for severance benefits.

5.    Related-party Transactions and Allocations:

      At June 26, 1999, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interests in JPS Automotive, as security for debt of C&A Products totaling $446.3 million.

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

      JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the quarters ended June 26, 1999 and June 27, 1998: (i) $1.8 million and $1.9 million, respectively, for administrative and other services, and (ii) $27.7 million and $15.3 million, respectively, for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, for the quarters ended June 26, 1999 and June 27, 1998, JPS Automotive recorded sales of $4.4 million and $10.2 million, respectively, relating to contract manufacturing services (including the sale of roll goods during 1998) provided to C&A Products and its subsidiaries.

      JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the six months ended June 26, 1999 and June 27, 1998: (i) $3.6 million and $3.8 million, respectively, for administrative and other services, and (ii) $47.9 million and $28.6 million, respectively, for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, for the six months ended June 26, 1999 and June 27, 1998, JPS Automotive recorded sales of $9.1 million and $20.8 million, respectively, relating to contract manufacturing services (including the sale of roll goods during 1998) provided to C&A Products and its subsidiaries.

      C&A Products and JPS Automotive entered into several additional arrangements including, among others, those described below.

      During the year ended December 27, 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products and C&A Products may borrow up to $5 million from JPS Automotive. The borrower is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement. During the first quarter of 1999, C&A Products was charged $12 thousand in net interest related to these revolving credit arrangements. No interest was charged during the quarter ended June 26, 1999 as there was no outstanding balance under this arrangement during the second quarter of 1999. During the quarter and six months ended June 27, 1998, C&A Products was charged $85 thousand and $180 thousand, respectively, in net interest related to these revolving credit arrangements.

      In connection with certain manufacturing activities conducted by C&A Products for Cramerton during the quarter and six months ended June 26, 1999, Cramerton resold to C&A Products at cost approximately $0.9 million and $2.4 million, respectively, of yarn. During the quarter and six months ended June 27, 1998, Cramerton resold to C&A Products at cost approximately $0.3 million and $0.6 million, respectively, of yarn. In addition, in accordance with C&A Products' normal practice, C&A Products designed and produced tooling for JPS Automotive, for which JPS Automotive reimbursed C&A Products its costs. The development of tooling was managed by JPS Automotive prior to the 1996 Acquisition.

      During the six months ended June 26, 1999 and June 27, 1998, Cramerton incurred costs of approximately $1.0 million and $3.8 million, respectively, related to the construction of additional space at a C&A Products facility and the purchase of additional machinery and equipment for the production of bodycloth. C&A Products is manufacturing bodycloth for JPS Automotive on a subcontract basis at this location.

      In April 1999, Cramerton entered into an agreement to sell its 400,000 square foot facility located in Cramerton, North Carolina to a subsidiary of Joan Fabrics Corporation. The agreement is subject to certain significant conditions and there can be no assurance that the transaction will be completed or as to the timing thereof. In conjunction with this agreement, JPS Automotive and C&A Products formulated plans to relocate Cramerton's headliner business to a C&A Products facility where C&A Products will produce headliner for JPS Automotive on a subcontract basis.

      C&A Products and JPS Automotive are also parties to a tax sharing agreement (the "Tax Sharing Agreement") that was assigned to C&A Products by Foamex in connection with the 1996 Acquisition. The Tax Sharing Agreement provides that JPS Automotive will make certain payments to its partners (principally C&A Products) in amounts equal to the taxes JPS Automotive would be required to pay if it were separately taxed. JPS Automotive and C&A Products maintain the Tax Sharing Agreement in lieu of adding JPS Automotive as a party to C&A's tax sharing arrangement. For the six months ended June 26, 1999, JPS Automotive recorded $0.4 million as an estimated amount due to C&A Products under the terms of the Tax Sharing Agreement. For the six months ended June 27, 1998, no amounts were due to C&A Products under the terms of the Tax Sharing Agreement.

6. Information about the Company's Operations:

      JPS Automotive's customers primarily produce automobiles and light trucks in North America. JPS Automotive performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 45 days, and credit losses have consistently been within management's expectations and are provided for in the consolidated financial statements.

                     JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                                     Six Months Ended
                                                ---------------------------
                                                  June 26,      June 27,
                                                    1999          1998
                                                ----------     ------------
             General Motors................         46.3%         39.4%
             Toyota........................         13.1%         14.5%
             DaimlerChrysler A.G...........         12.9%          9.4%
             Nissan........................          8.7%         11.3%

      JPS Automotive's two reportable segments are Automotive Carpet and Automotive Fabric. JPS Automotive's reportable segments are considered to be strategic business units by management. Each business segment utilizes different technology and focuses on specific vehicle interior systems. The Automotive Carpet segment produces molded floor carpet and luggage compartment trim. The Automotive Fabric segment produces seating upholstery fabric ("bodycloth") and headliner fabric.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the 1998 10-K. JPS Automotive evaluates performance based on profit or loss from operations before interest expense, other income and expense, income taxes and before adjustments made pursuant to the transactions and arrangements made between C&A Products and JPS Automotive. (See Note 5.)

      Information about JPS Automotive's reportable segments is presented below (in thousands).


                                        Quarter Ended June 26, 1999
                               ------------------------------------------------
                                  Automotive      Automotive
                                    Carpet         Fabric     Other(1)   Total
                               -------------    ------------  --------   ------
External revenues..........   $   48,395       $    11,726    $10,215  $  70,336
Depreciation and
  amortization.............        1,357             1,103       -         2,460
Operating income ..........        1,366               171      3,001      4,538
Total assets...............      159,444            81,104      3,531    244,079
Capital expenditures ......          872             1,711       -         2,583


                                        Quarter Ended June 27, 1998
                               ------------------------------------------------
                                  Automotive     Automotive
                                    Carpet         Fabric     Other(1)    Total
                               -------------    ------------  --------  --------
External revenues..........  $   42,138        $    18,328   $ 3,930   $ 64,396
Depreciation and
   amortization............       1,398              1,019        -       2,417
Operating income (loss)....        (329)              (149)    1,983      1,505
Total assets...............     154,976             79,841     1,951    236,768
Capital expenditures ......         444                 95       -          539

                     JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
                                 (Unaudited)


                                      Six Months Ended June 26, 1999
                             ------------------------------------------------
                               Automotive      Automotive
                                 Carpet         Fabric       Other(1)   Total
                             -------------    ------------  --------   ------
External revenues..........  $   92,232     $    23,813    $19,856  $ 135,901
Depreciation and
amortization...............       2,675           2,153       -         4,828
Operating income ..........       2,098             333      6,086      8,517
Total assets...............     159,444          81,104      3,531    244,079
Capital expenditures ......       1,394           2,125       -         3,519

                                    Six Months Ended June 27, 1998
                             ------------------------------------------------
                               Automotive     Automotive
                                 Carpet        Fabric      Other(1)   Total
                             -------------  ------------  ---------  --------
External revenues..........  $   88,076     $    40,647    $ 6,982   $135,705
Depreciation and
amortization...............       2,585           2,030        -        4,615
Operating income ..........       2,297             990      3,873      7,160
Total assets................    154,976          79,841      1,951    236,768
Capital expenditures ......         828             254        -        1,082

(1)Other includes adjustments made pursuant to the transactions and arrangements between JPS Automotive and C&A Products. See Note 5.

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

      In December 1997, another subsidiary of C&A Products assumed substantially all of the environmental liabilities of JPS Automotive and its subsidiaries in exchange for a payment from JPS Automotive of approximately $4.1 million. JPS Automotive remains contingently liable for these environmental liabilities.

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

8.    Recently Adopted Accounting Standard

      In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. ("SOP") 98-5, "Reporting on the
Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and the initial application of this pronouncement is to be reported as the cumulative effect of a change in accounting principle. JPS Automotive adopted SOP 98-5 on December 27, 1998. The impact of the adoption of SOP 98-5 at the beginning of fiscal 1999 was approximately $0.8 million, net of income taxes.

                        JPS AUTOMOTIVE PRODUCTS CORP.
              (A Wholly-Owned Subsidiary of JPS Automotive L.P.)
                                BALANCE SHEETS




                                                      (Unaudited)
                                                       June 26,    December 26,
                                                          1999        1998
                                                      ----------   -----------
                                                             (in thousands)
                 ASSETS

Current assets - Cash........................        $        1    $      1
                                                     ==========    ========

   LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities .................................        $     -       $     -
                                                     ---------    ---------
Shareholder's equity:
   Common stock, par value $0.01 per share;
      10,000,000 shares authorized,
      100 shares issued and outstanding......             -             -
   Additional paid-in capital................                1            1
                                                     ---------    ---------
      Total shareholder's equity.............                1            1
                                                     ---------    ---------
                                                     $       1    $       1
                                                     =========    =========
         See accompanying note.

                        JPS AUTOMOTIVE PRODUCTS CORP.
              (A Wholly-Owned Subsidiary of JPS Automotive L.P.)
                            NOTE TO BALANCE SHEETS
                                 (Unaudited)



1.    Commitments and Contingencies

      JPS Automotive Products Corp. ("Products Corp.") is a joint obligor (and co-registrant) with JPS Automotive L.P. of the 11-1/8% Senior Notes due 2001 (the "Senior Notes"), which had an outstanding balance of $87.8 million (including a premium of $1.8 million) as of June 26, 1999.

                     JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Pursuant to General Instruction H(2)(a) to Form 10-Q, the following discussion is management's narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.

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

Six Months Ended June 26, 1999 Compared to Six Months Ended June 27, 1998.

Net Sales: Net sales for JPS Automotive for the six months ended June 26, 1999 remained relatively unchanged at $135.9 million compared to $135.7 million for the six months ended June 27, 1998. This is due in part to new carpet business on the Dodge Durango. This increase is partially offset by reduced bodycloth sales on the Toyota Camry related to the increased demand for leather seating applications.

Gross Profit: Gross profit as a percentage of sales decreased to 10.7% for the six months ended June 26, 1999 from 11.4% in the comparable period in 1998. The decrease in gross profit is due to a decline in business with higher margins as well as inefficiencies associated with the relocation to JPS Automotive of certain automotive programs formerly produced by C&A Products at its Salisbury, North Carolina facility. This decrease is partially offset by manufacturing improvements in fabrics operations.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses decreased 26.8% to $6.1 million for the six months ended June 26, 1999, down $2.2 million from the comparable 1998 period. The decrease is related to the elimination of certain redundant sales and administrative functions in connection with the 1996 Acquisition as well as cost-cutting efforts at its fabrics operations. This decrease is partially offset by an allocation from C&A Products for administrative services. See Note 5 to JPS Automotive's Condensed Consolidated Financial Statements.

Interest Expense: Interest expense, net of interest income, was $4.3 million for the six months ended June 26, 1999, compared to $4.2 million for the six months ended June 27, 1998. The increase is due to lower interest income earned on the reciprocal revolving credit arrangement between JPS Automotive and C&A Products, partially offset by lower interest expense on the Senior Notes due to the repurchase of $2.6 million principal amount of Senior Notes on the open market during 1998. During the six months ended June 26, 1999, $0.1 million of interest, related to the construction of additional space for the production of bodycloth at a C&A Products facility, was capitalized. No amounts were capitalized in the comparable period of 1998. See Note 5 to JPS Automotive's Condensed Consolidated Financial Statements.

Income Taxes: The income tax provision for the six months ended June 26, 1999 increased to $1.8 from $1.3 million in the comparable 1998 period. JPS Automotive's effective tax rate for the six months of 1999 was 42.5% compared to 44.5% for the six months ended June 27, 1998.

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

Net Income: Net income was $1.6 million for the six months ended June 26, 1999 and for the six months ended June 27, 1998 primarily due to the reasons cited above.

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

Impact of Year 2000 Readiness

      As previously discussed in Note 5 to JPS Automotive's Condensed Consolidated Financial Statements, in accordance with arrangements between JPS Automotive and C&A Products, C&A Products provides administrative and management services to JPS Automotive. These services include business planning and management information systems services for JPS Automotive. Accordingly, JPS Automotive is part of C&A Products' comprehensive plan intended to address Year 2000 issues. C&A Products has selected a team of managers and outside consultants to identify, evaluate and implement a time-table aimed at bringing critical business systems and applications into Year 2000 readiness prior to December 31, 1999. The plan addresses JPS Automotive's information technology and non-information technology and categorizes them into the following areas which are vulnerable to Year 2000 risk: (i) business computer systems, including financial, human resources, purchasing, manufacturing and sales and marketing systems; (ii) manufacturing, warehousing and servicing equipment, including shop floor controls; (iii) technical infrastructure, including local area networks, mainframes and communication systems; (iv) end-user computing, including personal computers; (v) suppliers, agents and service providers, including systems which interface with customers; (vi) environmental operations, including fire, security, emission and waste controls and elevators; and (vii) dedicated research and development facilities, including CAD/CAE/CAM systems and product testing systems.

      JPS Automotive has evaluated the state of readiness of each area vulnerable to Year 2000 risk using the following definitions:

      Inventory   -   Systems are being surveyed and documented regarding
                      compliance
      Remediation -   Strategies  are being  implemented to modify or replace
                      affected hardware and software
      Testing     -   Systems are being  tested by C&A Products employees or
                      third-party consultants
      Complete    -   Systems are Year 2000 ready

      Currently, JPS Automotive estimates that it is presently in or has completed the Testing phase for most areas of Year 2000 risk and expects its systems to become Year 2000 ready during 1999.

      JPS Automotive is in the process of finalizing formal contingency plans. These contingency plans include among other things, the following: (i) establishing back-up production capacities with other C&A Products facilities to shift the manufacturing of similar products between plants if a JPS Automotive plant should be unable to complete its scheduled production requirements; (ii) carrying extra inventory of raw materials and finished goods to cover production requirements if critical suppliers indicate that they will not be Year 2000 ready in a timely manner; and (iii) maintaining offline documentation of production schedules, releases, and inventory levels. JPS Automotive has not quantified the costs associated with these contingency plans.

      JPS Automotive has coordinated its Year 2000 readiness efforts with a plan to make its computer systems consistent with other operations of C&A Products. As a result, the majority of the Year 2000 readiness work for JPS Automotive is being performed by employees of other C&A Products divisions or subsidiaries and is included in the amounts charged to JPS Automotive for administrative and other services in accordance with the arrangements between JPS Automotive and C&A Products. See Note 5 to JPS Automotive's Condensed Consolidated Financial Statements. Total costs for its efforts to address the Year 2000 issue, including costs incurred by other C&A Products divisions on behalf of JPS Automotive, are anticipated to be approximately $0.8 million. Included in this estimate are $0.5 million of salaries and other payroll costs of employees to the extent that they have devoted a

                     JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

majority of their time to the project. Approximately $0.7 million of these costs have been incurred through June 26, 1999, including $0.5 million of salaries and other payroll costs. JPS Automotive is funding the expenditures related to the Year 2000 plan with cash flows from operations.

      Due to the general uncertainty inherent in the Year 2000 process at this stage, it is difficult to determine a reasonably likely Year 2000 worst case scenario. One possible scenario would be the failure of JPS Automotive's key suppliers to become Year 2000 ready. To mitigate this risk, JPS Automotive has issued questionnaires to its suppliers and has visited or had discussions with certain of these suppliers to assess their Year 2000 readiness. The majority of JPS Automotive's suppliers have represented that they will be Year 2000 ready by the end of 1999. As discussed above, JPS Automotive is incorporating the responses received from its suppliers in formulating contingency plans. Due to the number of suppliers that JPS Automotive deals with, JPS Automotive is unable to make a meaningful estimate of the revenue that would be lost in the event such a scenario was realized.

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

      The cost to JPS Automotive of its Year 2000 efforts and the dates by which JPS Automotive believes it will be Year 2000 ready are based on management's current best estimates, which were derived based on numerous assumptions of future events, some of which are beyond the control of JPS Automotive, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved, and actual results could differ materially from those anticipated.

Safe Harbor Statement

      This Report on Form 10-Q contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Report on Form 10-Q are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

      Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Report on Form 10-Q include industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer preferences, dependence on significant automotive customers, changes in the popularity of particular car models or particular interior trim packages, the loss of programs on particular car models, the level of competition in the automotive supply industry, pricing pressure from automotive customers and Year 2000 readiness issues, as well as factors more specific to JPS Automotive, such as the substantial leverage of JPS Automotive and limitations imposed by the Senior Notes. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see "Business" in the 1998 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 10-K, the Company's Report on Form 10-Q for the fiscal quarter ended March 27, 1999 and above in this Form 10-Q and also see JPS Automotive's other filings with the Securities and Exchange Commission.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

      Omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

                     JPS AUTOMOTIVE L.P. AND SUBSIDIARIES



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

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 1999.

                                                 JPS AUTOMOTIVE L.P.
                                            By:  PACJ, Inc.
                                                 General Partner


                                            By:  /s/  Rajesh K. Shah
                                                 -------------------
                                                 Rajesh K. Shah
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                                 (On behalf of the  Registrant
                                                  and as Principal Financial and
                                                  Accounting Officer)



                                                 JPS AUTOMOTIVE PRODUCTS CORP.

                                            By:  /s/ Rajesh K. Shah
                                                 ----------------------
                                                 Rajesh K. Shah
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                                 (On behalf of the  Registrant
                                                  and as Principal Financial and
                                                  Accounting Officer)