Form 10-Q
period 1999-09-25
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 1999-11-09
CIK 924902, 919233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

               X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 25, 1999
                                       or

               __Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the transition period from ______ to____


                  Commission File Numbers 33-75510-01; 1-12944




                               JPS AUTOMOTIVE L.P.
                          JPS AUTOMOTIVE PRODUCTS CORP.
           (Exact name of registrants as specified in their charters)


Delaware                                                No. 57-1060375
Delaware                                                    57-0993690
(State or other jurisdiction of                (IRS Employer Identification No.)
   incorporation or organization)

                              701 McCullough Drive
                               Charlotte, NC 28262
                    (Address of principal executive offices,
                               including zip code)

                                 (704) 547-8500
                         (Registrant's telephone number,
                              including area code)



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

As of November 8, 1999, the number of outstanding shares of JPS Automotive Products Corp. common stock was 100.

PART  I  -  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.


                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      QUARTER ENDED                        NINE MONTHS ENDED
                                                           ----------------------------------      ---------------------------------
                                                            SEPTEMBER 25,       SEPTEMBER 26,      SEPTEMBER 25,       SEPTEMBER 26,
                                                                1999                1998               1999                1998
                                                           --------------       -------------      -------------       -------------

Net sales.................................................    $60,066             $51,103            $195,967            $186,808
Cost of goods sold........................................     55,153              48,134             176,426             168,332
                                                              -------             -------            --------            --------
Gross profit.............................................       4,913               2,969              19,541              18,476
Selling, general and administrative expenses.............       2,744                (302)              8,855               8,045
Restructuring charge......................................      6,637                   -               6,637                   -
                                                              -------             -------            --------            --------
Operating income (loss)..................................      (4,468)              3,271               4,049              10,431
Interest expense, net......................................     2,046               2,182               6,326               6,393
Other expense (income), net............................             -                  28                   -                  (3)
                                                              -------             -------            --------            --------
Income (loss) before income taxes....................          (6,514)              1,061              (2,277)              4,041
Income tax expense (benefit)...........................        (2,316)                488                (514)              1,814
                                                              -------             -------            --------            --------
Income (loss) before extraordinary charge and cumulative
   effect of a change in accounting principle...........       (4,198)                573              (1,763)              2,227
Extraordinary charge, net of income taxes of $58                    -                   -                   -                 (86)
Cumulative effect of a change in accounting
   principle, net of income taxes of $528..............             -                   -                (791)                 -
                                                              -------             -------            --------            --------
Net income (loss).........................................    $(4,198)            $   573            $ (2,554)           $  2,141
                                                              ========            =======            =========           ========

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           (UNAUDITED)
                                                                          SEPTEMBER 25,        DECEMBER 26,
                    ASSETS                                                    1999                 1998
                                                                          -------------        ------------
Current assets:
   Cash and cash equivalents.....................................          $   7,972            $     171
   Accounts receivable, net of allowance of
     $2,401 and $2,254...........................................             39,912               36,139
   Inventories...................................................             10,719               11,308
   Receivables from related parties..............................              1,251               10,403
   Revolving loan due from C&A Products..........................              4,500                1,500
   Deferred tax assets...........................................              2,893                3,203
   Other current assets..........................................              1,338                1,344
                                                                           ----------          ----------
     Total current assets........................................             68,585               64,068
Property, plant and equipment, net...............................             50,285               61,132
Goodwill, net....................................................             98,706              100,688
Demand receivable due from C&A for income taxes..................              8,034                6,887
Debt issuance costs, net.........................................              1,367                1,934
Other assets.....................................................              2,281                3,222
                                                                           ---------            ---------
                                                                           $ 229,258            $ 237,931
                                                                           =========            =========
               LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Accounts payable..............................................          $   6,171            $  10,795
   Accrued expenses..............................................             10,513                6,383
                                                                           ---------            ---------
     Total current liabilities...................................             16,684               17,178

Long-term debt...................................................             87,589               88,247
Other liabilities................................................              8,235               10,224

Commitments and contingencies....................................

Owners' equity:
   General partner...............................................             48,073               48,073
   Limited partner...............................................             68,677               74,209
                                                                           ---------            ---------
       Total owners' equity......................................            116,750              122,282
                                                                           ---------            ---------
                                                                           $ 229,258            $ 237,931
                                                                           =========            =========

See accompanying notes.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                 ----------------------------------
                                                                                  SEPTEMBER 25,       SEPTEMBER 26,
                                                                                      1999                1998
                                                                                 ---------------      -------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations.....................................       $(1,763)             $ 2,227
Adjustments to derive cash flow from continuing
   operating activities:
     Impairment of long-lived assets.........................................         4,862                    -
     Deferred income tax expense.............................................           635                3,950
     Depreciation and amortization...........................................         7,214                6,933
     Interest accretion and debt issuance cost
        amortization.........................................................           (91)                (164)
     Changes in operating assets and liabilities.............................        (6,320)              (5,579)
                                                                                    -------              -------
       Net cash provided by operating activities.............................         4,537                7,367
                                                                                    -------              -------
INVESTING ACTIVITIES:
Additions to property, plant, and equipment..................................        (7,198)              (2,074)
Sales of property, plant, and equipment......................................         5,548                  575
Other, net...................................................................           387                   (4)
                                                                                    -------              -------
       Net cash used in investing activities.................................        (1,263)              (1,503)
                                                                                    -------              -------
FINANCING ACTIVITIES:
Distributions to C&A Products................................................        (3,000)             (10,000)
Capital contributions from partners..........................................            22                2,930
Changes in amounts due C&A Products, net.....................................        10,505               (4,053)
Repayments of long-term debt.................................................             -               (2,066)
Net repayments and advances on revolving loans...............................        (3,000)                   -
Other, net...................................................................             -                 (145)
                                                                                    -------              -------
       Net cash provided by (used in) financing activities...................         4,527              (13,334)
                                                                                    -------              -------

Net increase (decrease) in cash and cash equivalents.........................         7,801               (7,470)
Cash and cash equivalents at beginning of period.............................           171                9,271
                                                                                    -------              -------
Cash and cash equivalents at end of period...................................       $ 7,972              $ 1,801
                                                                                    =======              =======

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

2.       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets acquired in the 1996 Acquisition, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill was $0.7 million and $2.0 million in the quarters and nine months ended September 25, 1999, and September 26, 1998, respectively. Accumulated amortization at September 25, 1999 was $7.3 million. The carrying value of goodwill is reviewed periodically based on the predicted undiscounted cash flows and pre-tax income over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, JPS Automotive's carrying value of the goodwill will be reduced. At September 25, 1999, JPS Automotive believes the recorded value of its goodwill of $98.7 million is fully recoverable.


3.       INVENTORIES:

         The components of inventories consist of (in thousands):

                                            SEPTEMBER 25,      DECEMBER 26,
                                                1999               1998
                                            -------------      ------------
 Raw materials and supplies................   $   4,116         $   4,359
 Work in process...........................       4,583             5,183
 Finished goods............................       2,020             1,766
                                              ---------         ---------
                                              $  10,719         $  11,308
                                              =========         =========

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.       RESTRUCTURING:

         On September 22, 1999, JPS Automotive sold its 400,000 square foot Automotive Fabric facility located in Cramerton, North Carolina for $6.0 million, resulting in a loss on the sale of $4.8 million. In addition, JPS Automotive established a reserve of $1.6 million for severance costs to be paid to the approximately 180 employees affected by the sale. As of September 25, 1999, approximately $0.1 million had been spent in severance and related costs. JPS Automotive and C&A Products are in the process of relocating the headliner business from the Cramerton, North Carolina facility to a C&A Products facility where C&A Products will produce headliner for JPS Automotive on a subcontract basis.

         On February 10, 1999, C&A Products announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses. During the third quarter of 1999, JPS Automotive recognized a restructuring charge related to the Reorganization of $0.2 million. The restructuring charge of $0.2 million represents severance costs associated with the reduction of administrative personnel at JPS Automotive's Automotive Carpet facility. As of September 25, 1999, approximately $0.1 million had been spent in severance and related costs.


         In connection with the 1996 Acquisition, JPS Automotive eliminated certain redundant sales and administrative functions and closed one manufacturing facility in 1997, a second facility in January 1998, and a third facility in June 1998. In June 1999, JPS Automotive completed the process of relocating bodycloth production from a JPS Automotive facility to an existing C&A Products facility. The remaining reserve of $0.5 million previously established for the costs of these consolidations will be used primarily for severance benefits.


5.       RELATED-PARTY TRANSACTIONS AND ALLOCATIONS:

         At September 25, 1999, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interests in JPS Automotive, as security for debt of C&A Products totaling $450.9 million.

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the quarters ended September 25, 1999 and September 26, 1998: (i) $1.9 million and $1.9 million, respectively, for administrative and other services, and (ii) $26.8 million and $13.3 million, respectively, for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, for the quarters ended September 25, 1999 and September 26, 1998, JPS Automotive recorded sales of $5.6 million and $5.9 million, respectively, relating to contract manufacturing services (including the sale of roll goods during 1998) provided to C&A Products and its subsidiaries.

         JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the nine months ended September 25, 1999 and September 26, 1998: (i) $5.5 million and $5.7 million, respectively, for administrative and other services, and (ii) $74.7 million and $41.9 million, respectively, for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, for the nine months ended September 25, 1999 and September 26, 1998, JPS Automotive recorded sales of $14.7 million and $26.7 million, respectively, relating to contract manufacturing services (including the sale of roll goods during 1998) provided to C&A Products and its subsidiaries.


         C&A Products and JPS Automotive entered into several additional arrangements including, among others, those described below.


         During the year ended December 27, 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products and C&A Products may borrow up to $5 million from JPS Automotive. The borrower is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement. During the nine months ended September 25, 1999, C&A Products was charged $12 thousand in net interest related to these revolving credit arrangements. During the quarter and nine months ended September 26, 1998, C&A Products was charged $83 thousand and $0.3 million, respectively, in net interest related to these revolving credit arrangements. On September 24, 1999, C&A Products borrowed $4.5 million under these revolving credit arrangements.

         In connection with certain manufacturing activities conducted by C&A Products for Cramerton during the quarter and nine months ended September 25, 1999, Cramerton resold to C&A Products at cost approximately $0.5 million and $2.9 million, respectively, of yarn. During the quarter and nine months ended September 26, 1998, Cramerton resold to C&A Products at cost approximately $0.3 million and $0.9 million, respectively, of yarn. In addition, in accordance with C&A Products' normal practice, C&A Products designed and produced tooling for JPS Automotive, for which JPS Automotive reimbursed C&A Products its costs. The development of tooling was managed by JPS Automotive prior to the 1996 Acquisition.

         During the nine months ended September 25, 1999, and September 26, 1998, Cramerton incurred costs of approximately $1.1 million and $6.1 million respectively, related to the construction of additional space at a C&A Products facility and the purchase of additional machinery and equipment for the production of bodycloth. C&A Products is manufacturing bodycloth for JPS Automotive on a subcontract basis at that location.


         On September 22, 1999, JPS Automotive completed the sale of its facility in Cramerton, North Carolina (See Note 4). JPS Automotive and C&A Products are relocating Cramerton's headliner business to a C&A Products facility where C&A Products will produce headliner for JPS Automotive on a subcontract basis. In connection with this move, during the nine months ended September 25, 1999, Cramerton incurred costs of $1.1 million related to the purchase of additional machinery and equipment for the production of headliner.


         C&A Products and JPS Automotive are also parties to a tax sharing agreement (the "Tax Sharing Agreement") that was assigned to C&A Products by Foamex in connection with the 1996 Acquisition. The Tax Sharing Agreement provides that JPS Automotive will make certain payments to its partners (principally C&A Products) in amounts equal to the taxes JPS Automotive would be required to pay if it were separately taxed. JPS Automotive and C&A Products maintain the Tax Sharing Agreement in lieu of adding JPS Automotive as a party to C&A's tax sharing arrangement. For the nine months ended September 25, 1999, JPS Automotive recorded $1.1 million as an estimated amount due from C&A Products under the terms of the Tax Sharing Agreement. For the

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

nine months ended September 26, 1998 JPS Automotive recorded $0.4 million as an estimated amount due from C&A Products under the terms of the Tax Sharing Agreement.


         In September 1998, JPS Automotive distributed its 50% ownership interest in Industrias Enjema S.A. de C.V. ("Enjema") to C&A Products. C&A Products acquired, from a third party, the other 50% interest in Enjema in August 1998 for approximately $1 million. No book value was assigned to JPS Automotive's 50% interest.

         In addition, in September 1998, JPS Automotive received payment from Enjema for receivables generated when Enjema was managed by third parties. JPS Automotive had previously fully reserved these receivables. As a result of the payment, JPS Automotive reversed this reserve, resulting in a reduction of selling, general, and administrative expenses

6.       INFORMATION ABOUT THE COMPANY'S OPERATIONS:

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


         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                                      NINE MONTHS ENDED
                                                --------------------------------
                                                SEPTEMBER 25,      SEPTEMBER 26,
                                                    1999               1998
                                                -------------      -------------
General Motors................................      45.1%                38.7%
DaimlerChrysler A.G...........................      14.8%                11.7%
Toyota........................................      12.6%                14.9%
Nissan........................................       8.1%                11.0%


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

                                      QUARTER ENDED SEPTEMBER 25, 1999
                               --------------------------------------------
                               AUTOMOTIVE  AUTOMOTIVE
                                  CARPET    FABRIC     OTHER (1)     TOTAL
                                --------- ---------   ---------   ---------
External revenues ...........   $  42,263 $   8,051   $   9,752   $  60,066
Depreciation and amortization       1,321     1,065        --         2,386
Operating income (loss) .....         515    (7,616)      2,633      (4,468)
Total assets ................     151,255    75,126       2,877     229,258
Capital expenditures ........       3,181       498        --         3,679

                                       QUARTER ENDED SEPTEMBER 26, 1998
                               -------------------------------------------
                               AUTOMOTIVE AUTOMOTIVE
                                 CARPET     FABRIC     OTHER (1)  FABRIC
                                ---------   ---------  --------- ---------
External revenues ...........   $ 34,189   $ 13,165    $  3,749   $ 51,103
Depreciation and amortization      1,300      1,018        --        2,318
Operating income (loss) .....      2,825       (985)      1,431      3,271
Total assets ................    156,289     80,006       1,844    238,139
Capital expenditures ........        928         64        --          992

                                   NINE MONTHS ENDED SEPTEMBER 25, 1999
                               -------------------------------------------
                               AUTOMOTIVE  AUTOMOTIVE
                                 CARPET     FABRIC      OTHER (1)   TOTAL
                                ---------   ---------  --------- ---------
External revenues ...........   $134,495   $ 31,864    $ 29,608   $195,967
Depreciation and amortization      3,996      3,218        --        7,214
Operating income (loss) .....      2,613     (7,283)      8,719      4,049
Total assets ................    151,255     75,126       2,877    229,258
Capital expenditures ........      4,575      2,623        --        7,198

                                  NINE MONTHS ENDED SEPTEMBER 26, 1998
                               -------------------------------------------
                               AUTOMOTIVE AUTOMOTIVE
                                 CARPET     FABRIC    OTHER (1)    TOTAL
                                ---------   ---------  --------- ---------
External revenues ...........   $122,265   $ 53,812   $ 10,731   $186,808
Depreciation and amortization      3,885      3,048       --        6,933
Operating income ............      5,122          5      5,304     10,431
Total assets ................    156,289     80,006      1,844    238,139
Capital expenditures ........      1,756        318       --        2,074

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

         JPS Automotive is subject to various federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and certain other damages or costs related to on-site and off-site contamination. JPS Automotive believes it has obtained or applied for the material permits necessary to conduct its business. To date, compliance with applicable environmental laws has not had and, in the opinion of management, based on the facts

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                                   (UNAUDITED)


presently known to it, is not expected to have a material adverse effect on JPS Automotive's consolidated financial condition or results of operations.

         In December 1997, another subsidiary of C&A Products assumed substantially all of the environmental liabilities of JPS Automotive and its subsidiaries in exchange for a payment from JPS Automotive of approximately $4.1 million. JPS Automotive remains contingently liable for these environmental liabilities. In connection with the sale of the Cramerton, North Carolina facility, approximately $3.0 million of environmental liabilities were removed from C&A Products. As a result, JPS Automotive is no longer contingently liable for these environmental liabilities.


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


8.       RECENTLY ISSUED ACCOUNTING STANDARDS:

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and the initial application of this pronouncement is to be reported as the cumulative effect of a change in accounting principle. JPS Automotive adopted SOP 98-5 on December 27, 1998. The impact of the adoption of SOP 98-5 at the beginning of fiscal 1999 was approximately $0.8 million, net of income taxes.

         In September 1999, the FASB's Emerging Issue Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" ("EITF No. 99-5"). EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply agreements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. The accounting treatment proposed by EITF No. 99-5 is consistent with the JPS Automotive's current accounting policy regarding design and tooling costs and JPS Automotive does not anticipate the adoption of EITF No. 99-5 to have a material impact on its consolidated financial position or results of operations.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE L.P.)
                                 BALANCE SHEETS


                                                                 (UNAUDITED)
                                                                SEPTEMBER 25,         DECEMBER 26,
                                                                     1999                1998
                                                              ------------------  -----------------
                                                                           (in thousands)
                           ASSETS

Current assets - Cash.......................................  $                1  $               1
                                                              ==================  =================

     LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities ................................................   $       -          $        -
                                                              ------------------  -----------------

Shareholder's equity:
     Common stock, par value $0.01 per share;
         10,000,000 shares authorized,
         100 shares issued and outstanding..................           -                   -
     Additional paid-in capital.............................                   1                  1
                                                              ------------------  -----------------

         Total shareholder's equity.........................                   1                  1
                                                              ------------------  -----------------
                                                              $                1  $               1
                                                              ==================  =================

             See accompanying note.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE L.P.)
                             NOTE TO BALANCE SHEETS
                                   (UNAUDITED)


1.       COMMITMENTS AND CONTINGENCIES

         JPS Automotive Products Corp. ("Products Corp.") is a joint obligor (and co-registrant) with JPS Automotive L.P. of the 11-1/8% Senior Notes due 2001 (the "Senior Notes"), which had an outstanding balance of $87.6 million (including a premium of $1.5 million) as of September 25, 1999.

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

NINE MONTHS ENDED SEPTEMBER 25, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 26, 1998.

NET SALES: Net sales for the nine months ended September 25, 1999 were $196.0 million, compared to $186.8 million for the comparable 1998 period. A strike at General Motors during June and July 1998 negatively impacted sales during 1998 by approximately $12 million. The sales increase is partially offset by a decrease in bodycloth sales resulting from a increased demand for leather seating applications.

GROSS PROFIT: Gross profit as a percentage of sales for the nine months ended September 25, 1999 remained relatively unchanged at 10.0%, compared to 9.9% for the nine months ended September 26, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased 10% to $8.9 million, up $0.8 million from the comparable 1998 period. Selling, general and administrative expenses for the nine months ended September 26, 1998 were reduced by $4.2 million of income recognized by JPS Automotive related to the collection of a fully reserved receivable balance due from Enjema. Excluding the impact of the Enjema receivable collection, selling, general and administrative expenses have decreased 27.7% from the comparable 1998 period. This decrease is related to the elimination of certain redundant sales and administrative functions in connection with the 1996 Acquisition as well as cost-cutting efforts at its fabrics operations. This decrease is partially offset by an allocation from C&A Products for administrative services. See Note 5 to JPS Automotive's Condensed Consolidated Financial Statements.

RESTRUCTURING CHARGE: During the nine months ended September 25, 1999, JPS Automotive recognized a restructuring charge of $6.6 million. Approximately $4.8 million of the charge represents the loss on the sale of the Cramerton, North Carolina fabrics facility. The remaining $1.6 million relates to severance benefits for the approximately 180 employees affected by the sale. In addition, JPS Automotive recognized $0.2 million of severance expense related to employee reductions occurring at JPS Automotive's Automotive Carpet facility in conjunction with a reorganization at C&A Products.

INTEREST EXPENSE: Interest expense, net of interest income, was $6.3 million during the nine months ended September 25, 1999, compared to $6.4 million during the comparable 1998 period. During the nine months ended September 25, 1999, $0.2 million of interest, related to the construction of additional space for the production of bodycloth at a C&A Products facility, was capitalized. No amounts were capitalized in the comparable period of 1998. See Note 5 to JPS Automotive's Condensed Consolidated Financial Statements.

INCOME TAXES: JPS Automotive recognized an income tax benefit of $0.5 million during the nine months ended September 25, 1999, compared to an income tax provision of $1.8 million in the comparable 1998 period. JPS Automotive's effective tax rates for the nine months ended September 25, 1999 and September 26, 1998 were 22.6% and 44.9%, respectively. The percentage decrease is due to the impact of certain state taxes and nondeductible goodwill, which do not fluctuate with income.

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

NET INCOME (LOSS): The combined effect of the foregoing resulted in a net loss of $2.6 million during the nine months ended September 25, 1999, compared to net income of $2.1 million during the comparable 1998 period.

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

IMPACT OF YEAR 2000 READINESS

         As previously discussed in Note 5 to JPS Automotive's Condensed Consolidated Financial Statements, in accordance with arrangements between JPS Automotive and C&A Products, C&A Products provides administrative and management services to JPS Automotive. These services include business planning and management information systems services for JPS Automotive. Accordingly, JPS Automotive is part of C&A Products' comprehensive plan intended to address Year 2000 issues. C&A Products selected a team of managers and outside consultants to identify, evaluate and implement a time-table aimed at bringing critical business systems and applications into Year 2000 readiness prior to December 31, 1999. The plan addresses JPS Automotive's information technology and non-information technology and categorizes them into the following areas which are vulnerable to Year 2000 risk: (i) business computer systems, including financial, human resources, purchasing, manufacturing and sales and marketing systems; (ii) manufacturing, warehousing and servicing equipment, including shop floor controls; (iii) technical infrastructure, including local area networks, mainframes and communication systems; (iv) end-user computing, including personal computers; (v) suppliers, agents and service providers, including systems which interface with customers; (vi) environmental and safety operations, including fire, security, emission and waste controls and elevators; and (vii) dedicated research and development facilities, including CAD/CAE/CAM systems and product testing systems.

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

         JPS Automotive has formalized contingency plans for its operations and for critical support services. These contingency plans include, among other things, the following: (i) establishing back-up production capacities with other C&A Products facilities to shift the manufacturing of similar products between plants if a JPS Automotive plant should be unable to complete its scheduled production requirements; (ii) formulating enhanced information technology disaster recovery plans; (iii) maintaining offline documentation of production schedules, releases and inventory levels; (iv) carrying additional inventory where appropriate and (v) establishing alternative communications links. JPS Automotive has not yet quantified the entire costs associated with these contingency plans.

         JPS Automotive has coordinated its Year 2000 readiness efforts with a plan to make its computer systems consistent with other operations of C&A Products. As a result, the majority of the Year 2000 readiness work for JPS

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Automotive is being performed by employees of other C&A Products divisions or subsidiaries and is included in the amounts charged to JPS Automotive for administrative and other services in accordance with the arrangements between JPS Automotive and C&A Products. See Note 5 to JPS Automotive's Condensed Consolidated Financial Statements. Total costs for its efforts to address the Year 2000 issue, including certain costs incurred by other C&A Products divisions on behalf of JPS Automotive, are anticipated to be approximately $0.8 million. Included in this estimate are $0.5 million of salaries and other payroll costs of employees to the extent that they have devoted a majority of their time to the project. Approximately $0.7 million of these costs have been incurred through September 25, 1999, including $0.5 million of salaries and other payroll costs. JPS Automotive is funding the expenditures related to the Year 2000 plan with cash flows from operations.


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

SAFE HARBOR STATEMENT


         This Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Report on Form 10-Q are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Report on Form 10-Q include general economic conditions in the markets in which JPS Automotive operates and industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer preferences, dependence on significant automotive customers, changes in the popularity of particular car models or particular interior trim packages, the loss of programs on particular car models, the level of competition in the automotive supply industry, pricing pressure from automotive customers and Year 2000 readiness issues, as well as factors more specific to JPS Automotive, such as the substantial leverage of JPS Automotive and limitations imposed by the Senior Notes. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see "Business" in the 1998 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 10-K, the Company's Reports on Form 10-Q for the fiscal quarters ended March 27, 1999 and June 26, 1999, and above in this Form 10-Q and also see JPS Automotive's other filings with the Securities and Exchange Commission.


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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 1999.

                                 JPS AUTOMOTIVE L.P.
                          By:    PACJ, Inc.
                                 General Partner


                          By:    /s/  Rajesh K. Shah
                                 -------------------------
                                 Rajesh K. Shah
                                 Executive Vice President and
                                 Chief Financial Officer

                                 (On behalf of the Registrant and as Principal Financial and Accounting Officer)



                                 JPS AUTOMOTIVE PRODUCTS CORP.

                          By:    /s/ Rajesh K. Shah
                                 -------------------------
                                 Rajesh K. Shah
                                 Executive Vice President and
                                 Chief Financial Officer

                                 (On behalf of the Registrant and as Principal
                                  Financial and Accounting Officer)