Form 10-K405
period 1999-12-25
JPS AUTOMOTIVE L P; JPS AUTOMOTIVE PRODUCTS CORP
filed 2000-03-24
CIK 924902, 919233

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                      OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999
               Commission file numbers: 33-75510-01; 1-12944
                                        --------------------

                             JPS AUTOMOTIVE, INC.
                         JPS AUTOMOTIVE PRODUCTS CORP.
                    ----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                      57-2001613
        Delaware                                      57-0993690
-------------------------------             ----------------------------
(State or other Jurisdiction of                    (I.R.S. Employer
incorporation or Organization)                  Identification Number)

5755 New King Court, Troy,
          Michigan                                       48098
-------------------------------             ----------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (248) 824-2500

Securities registered pursuant to Section 12(b) of the Act: 11-1/8% Senior
                                                            Notes due 2001,
                                                            which are traded
                                                            on the New York
                                                            Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
YES X  NO     (See Note in the Index hereto)
   ----  ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     None of the voting securities of JPS Automotive, Inc. or JPS Automotive Products Corp. is held by non-affiliates.

     As of March 24, 2000 there were 1,500 shares of JPS Automotive, Inc.'s common stock outstanding.

     As of March 24, 2000, there were 100 shares of JPS Automotive Products Corp. common stock outstanding.

     JPS Automotive, Inc. and JPS Automotive Products Corp. meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                             JPS AUTOMOTIVE, INC.

                         JPS AUTOMOTIVE PRODUCTS CORP.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999


                                     INDEX
                                                                     10-K
                                                                     PAGE
Part I
          Item 1.     Business (A)                                     1
          Item 2.     Properties (A)                                   3
          Item 3.     Legal Proceedings                                3
          Item 4.     Submission of Matters to a Vote
                      of Security Holders (A)                          3
PART II
          Item 5.     Market for Registrants' Common Equity
                      and Related Stockholder Matters                  3

          Item 6.     Selected Financial Data (A)                      4
          Item 7.     Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations (A)                                4
          Item 7A.    Quantitative and Qualitative Disclosures
                      about Market Risk                                6
          Item 8.     Financial Statements and Supplementary Data      6
          Item 9.     Changes In and Disagreements With
                      Accountants on Accounting and
                      Financial Disclosure                             6

PART III
          Item 10.    Directors and Executive Officers
                      of the Registrants (A)                           6
          Item 11.    Executive Compensation (A)                       6
          Item 12.    Security Ownership of Certain Beneficial
                      Owners and Management (A)                        6
          Item 13.    Certain Relationships and
                      Related Transactions (A)                         6
PART IV
          Item 14.    Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                          6


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

                                    PART I

Item 1.  Business

Response to Item 1 of Form 10-K is in accordance with General Instruction I(2)(d) to Form 10-K.

GENERAL
JPS Automotive, Inc. ("JPS Automotive") manufactures and supplies a complete line of automotive textile and specialty textile products to North American automobile and light truck manufacturers. JPS Automotive's products include molded floor carpet systems, seating upholstery fabric ("bodycloth"), headliner fabric, and interior and trunk trim components. JPS Automotive's customers include domestic original equipment manufacturers, such as General Motors ("GM"), DaimlerChrysler and Ford, as well as the domestic operations of certain foreign OEMs ("Transplant OEMs" and collectively with domestic OEMs, "OEMs"), including Honda, Mazda, Mitsubishi, Nissan, NuMMI (a joint venture between GM and Toyota), Subaru and Toyota. Many of these relationships require JPS Automotive to provide design and engineering support for new products and new applications for existing products. JPS Automotive Products Corp. ("Products Corp.") is a wholly owned subsidiary of JPS Automotive.

On December 11, 1996, Collins & Aikman Corporation ("C&A"), through its subsidiaries, acquired JPS Automotive L.P. from Foamex International Inc. ("Foamex") pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996 (the "1996 Acquisition"). In the 1996 Acquisition, Collins & Aikman Products Co. ("C&A Products"), a wholly owned subsidiary of C&A, acquired a .9999% limited partnership interest in JPS Automotive L.P. from Foamex and a 99% limited partnership interest in JPS Automotive L.P. from Foamex-JPS Automotive L.P. ("FJPS"). PACJ, Inc., a wholly owned subsidiary of C&A Products, acquired a .0001% general partnership interest in JPS Automotive L.P. from JPSGP Inc. ("JSGP"). Accordingly, 100% of the partnership interests in JPS Automotive L.P. were owned by PACJ, Inc. and C&A Products, which are, respectively, indirect and direct wholly-owned subsidiaries of C&A. Additionally, on December 11, 1996, C&A Products also acquired from Seiren Co. Ltd. and its affiliates a minority interest in Cramerton Automotive Products, L.P. and Cramerton Management Corporation, which were JPS Automotive subsidiaries. JPS Automotive subsequently acquired the minority interest held by C&A Products and now owns 100% of Cramerton. In December 1997, Cramerton Automotive Products, L.P. was merged into Cramerton Management Corporation and the surviving entity was renamed Cramerton Automotive Products, Inc. ("Cramerton").

On January 28, 2000, JPS Automotive L.P. merged with and into its general partner, PACJ, Inc. In the merger, all of the outstanding limited partnership interests previously owned by C&A Products and the general partnership interests held by PACJ, Inc. were canceled without any payment being made thereon. As a result of the merger, PACJ, Inc. has changed its name to JPS Automotive, Inc. and has assumed all of the obligations under the indenture governing the JPS Automotive 11-1/8 Senior Notes due 2001 (the "Senior Notes").

The principal executive offices of JPS Automotive are located at 5755 New King Court, Troy, Michigan, 48098 and its telephone number is (248) 824-2500.

References in this report to JPS Automotive means JPS Automotive, Inc. and, where relevant, its subsidiaries.

PRODUCTS AND OPERATING SEGMENTS

JPS Automotive has two operating segments: Automotive Carpet and Automotive Fabric.

AUTOMOTIVE CARPET

JPS Automotive's carpet operations produce complete molded floor systems and cut and/or molded interior trim and trunk parts. Prior to 1998, JPS Automotive manufactured rolled carpet goods which were incorporated by JPS Automotive into its own products as well as sold to other automotive suppliers who then incorporated these goods into their products. In the second quarter of 1998, JPS Automotive closed its facility which manufactured roll goods and initiated a contract manufacturing arrangement with C&A Products to supply its future roll goods requirements. See Note 12 to the Notes to the JPS Automotive Consolidated Financial Statements.

Molded floor carpet systems include polyethylene or extruded thermo plastic (mass back) underlay carpet. Truck trim products consist of one piece molded trunk systems and assemblies.

AUTOMOTIVE FABRICS

JPS Automotive sells bodycloth and headliner fabric to other automotive suppliers. JPS Automotive's bodycloth fabric is typically specified by the OEM, though the product normally is shipped and billed directly to other OEM suppliers. Contract terms often parallel the terms between the OEM and the primary supplier with respect to certain aspects such as timing, product specifications and quantity. JPS Automotive's principal upholstery fabric customers, the Transplant OEMs, demand high-end automotive fabric products with respect to construction, weight and styling. OEMs typically do not specify a certain company's headliner fabric, but rather specify fabric type or construction when awarding headliner system contracts. In 1998, JPS Automotive relocated its bodycloth manufacturing operations to a C&A Products facility, which is producing bodycloth for JPS Automotive on a subcontract basis. In 1999, JPS Automotive completed the sale of its 400,000 square foot facility located in Cramerton, North Carolina. JPS Automotive is in the process of relocating the headliner business from the Cramerton (the "Cramerton facility") facility to a C&A Products facility. See Notes 7 and 12 to the Notes to the JPS Automotive Consolidated Financial Statements.

MARKETING AND SALES

In conjunction with the elimination of certain redundant sales and administrative functions following the 1996 Acquisition, C&A Products performs substantially all of the sales and marketing functions for JPS Automotive. This allows JPS Automotive to continue to provide its customers, which include both OEMs and independent OEM suppliers, with integrated product systems and design and engineering support which management believes reduce costs and enhance value. See Notes 7 and 12 to the Notes to the JPS Automotive Consolidated Financial Statements.

MANUFACTURING AND RAW MATERIALS

Manufacturing operations are currently conducted at two facilities with a total of approximately 1.2 million square feet. In connection with the 1996 Acquisition, JPS closed one manufacturing facility in 1997, a second facility in January 1998, and a third facility in June 1998. JPS Automotive sold the Cramerton facility in 1999. As a result, JPS Automotive is in the process of constructing additional space at a C&A Products facility where bodycloth and headliner manufacturing processes are being performed by C&A Products on a subcontract basis for JPS Automotive. See Notes 7 and 12 to the Notes to the JPS Automotive Consolidated Financial statements. JPS Automotive believes its facilities, taking into account its arrangements with C&A, are adequate to meet its current production requirements.

The principal raw materials used by JPS Automotive are carpet fibers (nylon, polyester and polypropylene), primary carpet backing and extrusion coating materials and other nylon and polyester fibers for knitting. Many of JPS Automotive's products contain branded raw materials specified by the customer and any substitution of such raw materials would have to be made in consultation with the customer. C&A Products provides purchasing services for JPS Automotive in accordance with the arrangements between JPS Automotive and C&A Products.
Raw materials are purchased from a few large suppliers; however, management believes there are readily available substitute sources of supply for raw materials should the need for alternate sources arise. The price of man-made fibers, such as nylon and polyester, is influenced principally by demand, manufacturing capacity and polymer and petroleum prices.

EMPLOYEES

As of December 25, 1999, JPS Automotive employed approximately 1,200 persons. JPS Automotive considers relations with its employees to be generally good.

COMPETITION

The market for JPS Automotive's products is highly competitive and is concentrated amongst a small number of North American based companies. Competition is based primarily on price, quality of products and service. Some of JPS Automotive's competitors are larger and have substantially greater financial resources.

TRANSACTIONS AND ARRANGEMENTS WITH AFFILIATES

For a discussion of certain transactions and arrangements between C&A Products and JPS Automotive, see Note 12 to the Notes to the JPS Automotive Consolidated Financial Statements.

YEAR 2000 ISSUES

For a discussion of the impact of Year 2000 compliance issues, see "ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Impact of Year 2000 Compliance".

ITEM 2.  PROPERTIES

Response to Item 2 of Form 10-K is in accordance with General Instruction I(2)(d) to Form 10-K. JPS Automotive conducts its automotive carpet operations at a manufacturing facility located in South Carolina. Floor space at the facility totals approximately 0.8 million square feet. JPS Automotive conducted its automotive fabrics business at the 0.4 million square foot Cramerton facility. JPS Automotive constructed additional space at an existing C&A Products facility, where C&A Products is producing bodycloth for JPS Automotive on a subcontract basis. JPS Automotive is currently in the process of relocating its headliner business to the C&A Products facility, which has begun producing headliner for JPS Automotive on a subcontract basis. JPS Automotive expects the headliner relocation to be completed during the second quarter of fiscal 2000.

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

Omitted pursuant to General Instruction I(2)(c) to Form 10-K

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

JPS Automotive does not have an established public trading market for its equity securities. The equity securities are held by two wholly-owned subsidiaries of C&A. Products Corp. is a wholly-owned subsidiary of JPS Automotive, Inc.

The indenture governing the Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to Senior Notes and investments other than as permitted) ("Restricted Payment") unless (i) there is no default under the Senior Notes indenture, (ii) after giving pro forma effect to the Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cash flow to interest expense and (iii) the aggregate of all Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "Restricted Payments Tests"). These conditions were satisfied as of December 25, 1999. The Restricted Payments Tests are subject to a number of significant exceptions.

During fiscal year 1999, JPS Automotive made distributions to C&A Products totaling $3.0 million. During fiscal 1998, JPS Automotive made distributions to C&A Products totaling $10.0 million.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction (2)(a) to Form 10-K.

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

1999 COMPARED TO 1998

Net Sales: Net sales for JPS Automotive were $262.8 million in 1999 as compared to $255.6 million in the comparable 1998 period, which represents an increase of 2.8%. A strike at General Motors during 1998 negatively impacted sales by approximately $8.3 million in 1998. The sales increase is partially offset by the decrease in fabric sales due to the continued increase in demand for leather seating applications.

Gross Profit: Gross profit as a percentage of sales decreased to 9.3% in 1999 from 11.1% in 1998. The primary driver of this decrease was $3.7 million of income recognized by Automotive Carpet in 1998 for a reversal of previously established warranty reserves originally recorded for estimated repair and/or replacement costs, offset by a $1.0 million charge for idle equipment at Automotive Fabrics. In addition, in 1999, Automotive Carpet incurred a net charge of $2.2 million, representing the net cumulative impact of a change in the calculation of amounts owed to C&A Products under the terms of the intercompany arrangements discussed in Note 12 to the Notes to the JPS Automotive Consolidated Financial Statements.

Selling, General and Administrative Expenses: Selling, general, and administrative expenses decreased 4.9% to $11.5 million in 1999 down $0.6 million from the comparable 1998 period. Selling, general and administrative expenses for fiscal 1998 were reduced by $4.2 million of income recognized by JPS Automotive related to the collection of a fully reserved receivable balance due from Enjema. Excluding the impact of the Enjema receivable collection, selling, general and administrative expenses would have decreased 29.4% from the comparable 1998 period. This decrease is primarily related to the elimination of certain redundant sales and administrative functions in connection with the 1996 Acquisition as well as cost-cutting efforts at its fabrics operations.
This decrease is partially offset by an allocation from C&A Products for administrative services. See Note 12 to the Notes to the JPS Automotive Consolidated Financial Statements.

Restructuring Charge and Impairment of Long-lived Assets: JPS Automotive recognized a $8.6 million charge in 1999 for restructuring and impairment of long-lived assets. See Note 7 to the Notes to the JPS Automotive Consolidated Financial Statements.

Interest Expense: Interest expense, net of interest income, was $8.3 million during 1999 compared to $8.2 million during the comparable 1998 period. During 1999, $0.2 million of interest, related to the construction of additional space for the production of bodycloth at a C&A Products facility, was capitalized.

Income Taxes: JPS Automotive recognized an income tax benefit of $1.1 million during 1999 compared to an income tax provision of $3.6 million in the comparable 1998 period. JPS Automotive's effective tax rates for 1999 was 26.2% compared to 41.6% in the comparable 1998 period. The percentage decrease is due to the impact of certain state taxes and nondeductible goodwill, which do not fluctuate with income.

Cumulative Effect of Change in Accounting Principle: JPS Automotive adopted the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities ("SOP 98-5") at the beginning of the first quarter of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The initial impact of adopting SOP 98-5 resulted in a charge of $0.8 million, net of income taxes of $0.5 million.

Net Income:. The combined effect of the foregoing resulted in a net loss of $3.8 million during 1999, compared to net income of $4.9 million during the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

JPS Automotive's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on its outstanding indebtedness and capital expenditures. JPS Automotive believes the cash flow from operating activities, cash on hand and periodic capital contributions and borrowings will be adequate to meet operating cash requirements. For a discussion of certain transactions and arrangements and proposed transactions and arrangements between C&A Products and JPS Automotive, see Note 12 to the Notes to the JPS Automotive Consolidated Financial Statements.

IMPACT OF YEAR 2000 COMPLIANCE

In accordance with arrangements between JPS Automotive and C&A Products, C&A Products provides administrative and management services to JPS Automotive. These services include business planning and management information systems services for JPS Automotive. Accordingly, JPS Automotive is part of C&A Products' comprehensive plan intended to address Year 2000 issues. JPS Automotive has currently not experienced any significant systems or other Year 2000 problems. C&A Products' comprehensive plan to address Year 2000 issues (the "Year 2000 Plan") included the acceleration of the Business Systems Integration Plan (the "BSIP Plan"). The total cost of the JPS Automotive's Year 2000 Plan was $0.7 million. Included in this amount are $0.5 million of salaries and other payroll costs of Company employees to the extent that they devoted a portion of their time to the project.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

JPS Automotive does not have any exposure to market risk for changes in interest rates and foreign exchange rates.

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

(b)  Reports on Form 8-K
     During the last quarter of the period covered by this Report or Form 10-K, the Company filed no reports on Form 8-K.

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

3.3        PACJ's Certificate of Incorporation.

3.4        Bylaws of PACJ, Inc.

3.5 Agreement and Plan of Merger dated as of January 1, 2000 by and between PACJ, Inc. and JPS Automotive L.P. is hereby incorporated by reference to Exhibit 2.1 of the Form 8-K of JPS Automotive and Products Corp. dated January 28, 2000.

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

4.3 Second Supplemental Indenture dated January 28, 2000 by and among JPS Automotive L.P., JPS Automotive Products Corp., PACJ, Inc. and State Street Bank and Trust Company, as Successor Trustee is hereby incorporated by reference to Exhibit 4.1 of the Form 8-K of JPS Automotive and Products Corp. dated January 28, 2000.

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

27       Financial Data Schedules

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2000.

                                    JPS AUTOMOTIVE, INC.


                                    By: /s/ Rajesh K. Shah
                                        -------------------------------------
                                        Rajesh K. Shah
                                        Executive Vice President and
                                        Chief Financial Officer

                                    JPS AUTOMOTIVE PRODUCTS CORP.

                                    By: /s/ Rajesh K. Shah
                                        ------------------------------------
                                        Rajesh K. Shah
                                        Executive Vice President and
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated:

Signatures                           Title                       Date
----------                           -----                       ----

/s/ Thomas E. Evans        Director and Chief Executive       March 24, 2000
--------------------       Officer of JPS Automotive, Inc.
Thomas E. Evans            (Principal Executive Officer)



/s/ Rajesh K. Shah         Director and Executive Vice        March 24, 2000
--------------------       President and Chief Financial
Rajesh K. Shah             Officer (Principal Financial and
                           Accounting Officer) of JPS Automotive
                           Products Corp and JPS Automotive, Inc.

                              JPS AUTOMOTIVE L.P.
                         JPS AUTOMOTIVE PRODUCTS CORP.

                   Index to Consolidated Financial Statements



                                                                                                         PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                F-1
JPS AUTOMOTIVE L.P. AND SUBSIDIARIES:
 Report of Independent Public Accountants                                                                 F-2
 Consolidated Balance Sheets as of December 25, 1999 and December 26, 1998                                F-3
 Consolidated Statements of Operations for the years ended December 25, 1999, December 26, 1998
  and December 27, 1997                                                                                   F-4
 Consolidated Statements of Owners' Equity for the years ended December 25, 1999, December 26,
  1998 and December 27, 1997                                                                              F-5
 Consolidated Statements of Cash Flows for the years ended December 25, 1999, December 26, 1998
  and December 27, 1997                                                                                   F-6
 Notes to Consolidated Financial Statements                                                               F-7

JPS AUTOMOTIVE PRODUCTS CORP:
 Report of Independent Public Accountants                                                                F-24
 Balance Sheets as of December 25, 1999 and December 26, 1998                                            F-25
 Notes to Financial Statements                                                                           F-26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To JPS Automotive, Inc.:

We have audited the accompanying consolidated balance sheets of JPS Automotive L.P. (a Delaware limited partnership and an indirect subsidiary of Collins & Aikman Corporation) and subsidiaries as of December 25, 1999, and December 26, 1998, and the related consolidated statements of operations, owners' equity, and cash flows for each of the three fiscal years in the period ended December 25, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPS Automotive L.P. and subsidiaries as of December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 1999, in conformity with accounting principles generally accepted in the United States.

As explained in Note 3 to the consolidated financial statements, effective December 27, 1998, JPS Automotive L.P. changed its method of accounting for start-up costs and organization costs in accordance with SOP 98-5, "Reporting on the Costs of Start-up Activities".

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

                                    ARTHUR ANDERSEN LLP
Charlotte, North Carolina,
March 1, 2000.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                    DECEMBER 25, 1999       DECEMBER 26, 1998
                                ASSETS                                              -----------------       -----------------
Current assets:
 Cash and cash equivalents.............................................                $    810                $    171
 Accounts receivable, net of allowance $2,268 and $2,254...............                  37,387                  36,139
 Purchased receivables of affiliate....................................                   4,805                       -
 Inventories...........................................................                   6,912                  11,308
 Revolving loan due from C&A Products..................................                   4,600                   1,500
 Receivables from related parties......................................                  11,144                  10,403
 Deferred tax assets...................................................                   1,685                   3,203
 Other current assets..................................................                   1,085                   1,344
                                                                                       --------                --------

         Total current assets........................................                    68,428                  64,068

Property, plant and equipment:
 Land and land improvements............................................                   1,598                   4,380
 Buildings and leasehold improvements..................................                  11,171                  17,292
 Machinery, equipment and furnishings..................................                  46,926                  43,988
 Construction in progress..............................................                   2,395                   6,375
                                                                                       --------                --------
         Total.........................................................                  62,090                  72,035
 Less - Accumulated depreciation and amortization......................                 (13,782)                (10,903)
                                                                                       --------                --------
         Property, plant and equipment, net............................                  48,308                  61,132

Goodwill, net..........................................................                  97,757                 100,688
Demand receivable due from C&A for income taxes........................                  10,601                   6,887
Debt issuance costs, net...............................................                   1,167                   1,934
Other assets...........................................................                   1,439                   3,222
                                                                                       --------                --------

                                                                                       $227,700                $237,931
                                                                                       ========                ========
                        LIABILITIES AND OWNERS' EQUITY
Current liabilities:
 Accounts payable......................................................                $  7,241                $ 10,795
 Accrued expenses......................................................                   8,612                   6,383
                                                                                       --------                --------
         Total current liabilities.....................................                  15,853                  17,178

Long-term debt.........................................................                  87,370                  88,247
Other liabilities......................................................                   8,924                  10,224

Commitments and contingencies..........................................

Owners' equity:
 General partner.......................................................                  48,073                  48,073
 Limited partner.......................................................                  67,480                  74,209
                                                                                       --------                --------
         Total owners' equity..........................................                 115,553                 122,282
                                                                                       --------                --------
                                                                                       $227,700                $237,931
                                                                                       ========                ========

               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)





                                               YEAR ENDED            YEAR ENDED          YEAR ENDED
                                               DECEMBER 25,          DECEMBER 26,        DECEMBER 27,
                                                  1999                   1998                1997
                                               ------------          ------------        ------------
Net sales.............................         $    262,847          $    255,627        $     247,271
Cost of goods sold....................              238,462               227,254              210,281
                                               ------------          ------------        -------------
Gross profit..........................               24,385                28,373               36,990
Selling, general and administrative
 expenses.............................               11,527                12,122               15,478

Restructuring charge and impairment
 of long-lived assets.................                8,553                     -                    -
                                               ------------          ------------        -------------

Income from operations................                4,305                16,251               21,512
Interest expense......................                8,309                 8,159                9,530
Other expense (income), net...........                    8                  (616)                (313)
                                               ------------          ------------        -------------

Income (loss) before income taxes.....               (4,012)                8,708               12,295
Income tax provision (benefit)........               (1,052)                3,626                5,199
                                               ------------          ------------        -------------
Income (loss) from continuing
 operations...........................               (2,960)                5,082                7,096

Income from discontinued operations,
 net of income taxes of $1,044........                    -                     -                1,662
                                               ------------          ------------        -------------

Income (loss) before extraordinary
 loss and cumulative effect of a
 change in accounting principle.......               (2,960)                5,082                8,758

Extraordinary loss on extinguishment
 of debt, net of income taxes of $90
 and $442.............................                    -                  (132)                (721)


Cumulative effect of a change in
 accounting principle, net of income
 taxes of $528........................                 (791)                    -                    -
                                               ------------          ------------        -------------

Net income (loss).....................         $     (3,751)         $      4,950        $       8,037
                                               ============          ============        =============







               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OWNERS' EQUITY
                                 (in thousands)


                                                                            LIMITED             GENERAL
                                                                            PARTNER             PARTNER            TOTAL
                                                                          -----------         -----------       ----------
 Balance, December 28, 1996....................................           $  74,452           $  48,073         $ 122,525
 Contributions by partners-
   Cash........................................................              32,369                   -            32,369
   Other.......................................................               5,142                   -             5,142
 Distributions to partners.....................................             (44,625)                  -           (44,625)
 True-up of pushdown acquisition basis.........................                (452)                  -              (452)
 Net income....................................................               8,037                   -             8,037
                                                                          ---------           ---------         ---------
 Balance, December 27, 1997....................................              74,923              48,073           122,996

 Distributions to partners.....................................             (10,000)                  -           (10,000)
 Contributions from partners - Other...........................               4,336                   -             4,336
 Net income....................................................               4,950                   -             4,950
                                                                          ---------           ---------         ---------
 Balance, December 26, 1998....................................              74,209              48,073           122,282

 Distributions to partners.....................................              (3,000)                  -            (3,000)
 Contributions from partners - Other...........................                  22                   -                22
 Net loss......................................................              (3,751)                  -            (3,751)
                                                                          ---------           ---------         ---------
 Balance, December 25, 1999....................................           $  67,480           $  48,073         $ 115,553
                                                                          =========           =========         =========



               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          YEAR ENDED           YEAR ENDED            YEAR ENDED
                                                                          DECEMBER 25,         DECEMBER 26,          DECEMBER 27,
                                                                             1999                 1998                   1997
                                                                          ------------         ------------          ------------
OPERATING ACTIVITIES:
 Income (loss) from continuing operations.......................              $(2,960)            $  5,082              $  7,096
 Adjustments to derive cash flow
 from continuing operating activities:
   Impairment of long-lived assets..............................                6,803                    -                     -
   Deferred income tax expense..................................                2,834                6,307                11,190
   Depreciation and amortization................................                9,661                9,221                 7,868
   Interest accretion and debt issuance cost amortization.......                 (110)                (217)                 (322)
   Other, net...................................................                    -                 (616)                  215
   Changes in operating assets and liabilities:
    Accounts receivable.........................................                 (998)                 899               (10,414)
    Inventories.................................................                4,396                7,967                (4,986)
    Accounts payable............................................               (3,554)              (1,288)                   69
    Other assets and liabilities................................                  810               (9,517)               (6,401)
                                                                              -------             --------              --------
    Net cash provided by continuing operating activities........               16,882               17,838                 4,315

    Net cash provided by discontinued operations, net...........                   -                    -                    478
                                                                              -------             --------              --------
    Net cash provided by operating activities...................               16,882               17,838                 4,793

INVESTING ACTIVITIES:
 Capital expenditures, net......................................               (8,925)             (12,007)               (3,692)
 Sales of property, plant and equipment.........................                5,548                    -                     -
 Proceeds from disposition of discontinued
  operation.....................................................                    -                    -                55,900
 Purchased receivables..........................................               (4,805)                   -                     -
 Payment to related party for assumption of environmental
  liabilities...................................................                    -                    -                (4,136)
 Other, net.....................................................                  141                    -                 1,391
                                                                              -------             --------              --------
    Net cash provided by (used in) investing activities.........               (8,041)             (12,007)               49,463
                                                                              -------             --------              --------
FINANCING ACTIVITIES:
 Net proceeds (repayments) from revolving loans.................               (3,100)               3,000                (4,500)
 Repayment of long-term debt....................................                    -               (2,707)              (25,627)
 Capital contributions from partners............................                   22                4,336                32,369
 Distributions to C&A Products..................................               (3,000)             (10,000)              (44,625)
 Changes in amounts due C&A Products, net.......................               (2,124)              (9,406)               (2,800)
 Other..........................................................                    -                 (154)                    -
                                                                              -------             --------              --------
    Net cash used in financing activities.......................               (8,202)             (14,931)              (45,183)
                                                                              -------             --------              --------
Net increase (decrease) in cash and cash equivalents............                  639               (9,100)                9,073
Cash and cash equivalents at beginning of period................                  171                9,271                   198
                                                                              -------             --------              --------
Cash and cash equivalents at end of period......................              $   810             $    171              $  9,271
                                                                              =======             ========              ========

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

     On January 28, 2000, JPS Automotive merged into and with its general partner, PACJ, Inc. See Note 18.

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

     In connection with the 1996 Acquisition, C&A, through its subsidiaries, acquired approximately $68 million of the Company's outstanding 11-1/8% Senior Notes due 2001 (the "Senior Notes"), which were subsequently retired by the Company. In addition, at the time of closing, approximately $15 million of the Company's outstanding debt was repaid. See Note 6. The Senior Notes formerly held by C&A and the funds used to repay the Company's outstanding bank indebtedness were recorded as capital contributions to the Company from C&A and its subsidiaries.

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


arrangements were approved by the Board of Directors of PACJ, Inc., the general partner of JPS Automotive, and were reviewed by an investment banking firm of national standing, which issued an opinion confirming they are fair to JPS Automotive from a financial point of view. See Note 12 for further discussion.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION - The consolidated financial statements include the accounts of JPS Automotive and all subsidiaries that JPS Automotive directly or indirectly controls, either through majority ownership or otherwise. Intercompany accounts and transactions have been eliminated in consolidation.

     FISCAL YEAR - JPS Automotive's fiscal year ends on the last Saturday of December.

     ACCOUNTING ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     INVENTORIES - Inventories are stated at the lower of cost or market. The cost of the inventories is determined on a first-in, first-out basis.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 25 to 40 years and the range for machinery, equipment and furnishings is 3 to 15 years. Leasehold improvements are amortized over the shorter of the terms for the respective leases or the estimated lives of the leasehold improvements. It is the Company's policy to capitalize interest on ongoing projects. During 1999, $0.2 million of interest, related to the construction of additional space for the production of bodycloth and headliner at a C&A Products facility, was capitalized. See Note 12.

     LONG-LIVED ASSETS - Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. In conjunction with the Reorganization, hereinafter defined, JPS Automotive recorded an asset impairment of $2.0 million.

     DEBT ISSUANCE COSTS - Debt issuance costs consist of amounts incurred in obtaining long-term financing. These costs are amortized over the term of the related debt using the interest method. Accumulated amortization as of December 25, 1999, was approximately $2.2 million.

     GOODWILL - As discussed in Note 2, the acquisition of JPS Automotive by C&A has been accounted for as a purchase and, pursuant to SAB No. 54 and the rules of pushdown accounting, gave rise to a new basis of accounting. As a result, the amount by which the purchase price and related acquisition expenses exceeded the fair value of the net assets acquired has been recorded by JPS Automotive as goodwill in the accompanying December 25, 1999 and December 26, 1998 consolidated balance sheets and is being amortized over a 40-year period. Accumulated amortization as of

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 25, 1999 and December 26, 1998 was approximately $8.0 million and $5.3 million, respectively. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows and pretax income over the remaining amortization period. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of goodwill will be reduced. At December 25, 1999, the Company believes the goodwill is fully recoverable.

     ENVIRONMENTAL MATTERS - The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. See Note 13.

     REVENUE RECOGNITION - JPS Automotive recognizes revenue from product sales when it has shipped the goods. JPS Automotive generally allows its customers the right of return only in the case of defective products. JPS Automotive provides a reserve for estimated defective product costs at the time of the sale of the products.

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

     JPS Automotive has a tax-sharing agreement that provides for payment to the partners of amounts that would be required to be paid if JPS Automotive were a corporation filing separate income tax returns. At the time of the 1996 Acquisition, Foamex assigned to C&A Products the tax-sharing agreement.

     NEWLY ISSUED ACCOUNTING STANDARDS - In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and the initial application of this pronouncement was reported as a cumulative effect of a change in accounting principle. JPS Automotive adopted SOP 98-5 on December 27, 1998. The initial impact of the adoption of SOP 98-5 at the beginning of fiscal 1999 was $0.8 million, net of income taxes of $0.5 million.

     In September 1999, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" ("EITF No. 99-5"). EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply agreements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. JPS Automotive is currently analyzing the impact of EITF No. 99-5.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  INVENTORIES:

The components of inventories consist of (in thousands):

                                                                  DECEMBER 25,        DECEMBER 26,
                                                                    1999                 1998
                                                                 ------------        ------------
           Raw materials and supplies...............             $     2,492          $    4,359
           Work-in-process..........................                   2,752               5,183
           Finished goods...........................                   1,668               1,766
                                                                 -----------          ----------
                                                                 $     6,912          $   11,308
                                                                 ===========          ==========

5.  ACCRUED EXPENSES:

Accrued expenses are summarized below (in thousands):

                                                      DECEMBER 25,        DECEMBER 26,
                                                         1999                 1998
                                                      ------------        ------------
           Payroll, severance and employee benefits.. $     7,108         $     4,258
           Other....................................        1,504               2,125
                                                      -----------         -----------
                                                      $     8,612         $     6,383
                                                      ===========         ===========

6.  LONG-TERM DEBT:

Long-term debt consists of (in thousands):

                                                                 DECEMBER 25,        DECEMBER 26,
                                                                    1999                 1998
                                                                 ------------        ------------
           11-1/8% senior notes due 2001............             $    86,043         $    86,043
           Premium on senior notes..................                   1,327               2,204
                                                                 -----------         -----------
                                                                 $    87,370         $    88,247
                                                                 ===========         ===========

     The Senior Notes were issued on June 28, 1994. Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year. The Senior Notes mature on June 15, 2001.

     On the 1996 Acquisition date, $180 million principal amount of the Senior Notes were outstanding. As discussed in Note 12, of this amount, approximately $68 million had been purchased by C&A prior to the 1996 Acquisition on the open market and were subsequently retired by JPS Automotive. The total capital contribution resulting in the retirement of these Senior Notes was approximately $70.2 million. In addition, in connection with the purchase accounting for the 1996 Acquisition, the remaining approximately $112 million in face value of Senior Notes were recorded at a market value of $117.2 million on the date of the 1996 Acquisition. The bond premium is being amortized as a reduction of interest expense over the remaining term of the Senior Notes and will result in an effective interest rate of approximately 10% for periods after the 1996 Acquisition.

     The Company is not required to make mandatory redemption or sinking fund payments except in the case of certain asset sales or a change of control (as defined in the indenture for the Senior Notes). In addition, the Senior Notes are not subject to optional redemption, except in connection with certain public offerings of common stock or following a change of control (as so defined). The 1996 Acquisition resulted in a change of control which, under the terms of the indenture for the Senior Notes, gave holders of the Senior Notes the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of Senior Notes were so put to

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Company and then repurchased on March 10, 1997. In addition, JPS Automotive repurchased $23 thousand principal amount of Senior Notes in conjunction with an offer to purchase as a result of the 1997 sale of its airbag industrial fabric operation ("Airbag"). See Note 11. In addition, during 1997, JPS Automotive repurchased $19.4 million of Senior Notes in the open market. These notes were subsequently retired. In conjunction with the 1997 repurchases, JPS Automotive recognized an extraordinary loss of $721 thousand, net of income taxes of $442 thousand. To fund these purchases (including premium and interest paid), C&A Products made capital contributions as well as loaned funds in accordance with the revolving credit arrangement discussed in Note 12. During 1998, JPS Automotive repurchased on the open market and retired $2.6 million principal amount of Senior Notes. In conjunction with the 1998 repurchases, JPS Automotive recognized an extraordinary loss of $132 thousand, net of income taxes of $90 thousand. There were no repurchases for JPS Automotive during 1999.

     The indenture governing the Senior Notes generally prohibits JPS Automotive from making certain payments and investments (generally, dividends and distributions on its equity interests, purchases or redemptions of its equity interests, purchases of any indebtedness subordinated to the Senior Notes and investments other than as permitted) (the "Restricted Payments") unless (i) there is no default under the Senior Notes indenture; (ii) after giving pro forma effect to the Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently
2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income, since the issue date, plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "Restricted Payments Tests"). These conditions were satisfied immediately following the 1996 Acquisition, and as of December 25, 1999. The Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock, asset dispositions and transactions with affiliates including C&A and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

     The Senior Notes rank senior in right of payment to all existing or future subordinated indebtedness of JPS Automotive and on an equal basis in right of payment with all existing or future senior indebtedness of JPS Automotive.

     Total interest paid by JPS Automotive on all indebtedness was $9.6 million, $9.5 million and $10.9 million for the years ended December 25, 1999, December 26, 1998 and December 27, 1997, respectively.

7.   RESTRUCTURING:

     On February 10, 1999, C&A Products announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses. During 1999, JPS Automotive recognized a restructuring charge related to the Reorganization of $0.3 million. The restructuring charge of $0.3 million represents severance costs associated with the reduction of administrative personnel at JPS Automotive's carpet facility. As of December 25, 1999, approximately $0.1 million had been spent in severance and related costs.

     On September 22, 1999, JPS Automotive completed the sale of its facility located in Cramerton, North Carolina for a sales price of $6 million, resulting in a loss on the sale of $4.9 million, and additional asset impairments, of certain machinery and equipment used in production, of $2.0 million. In addition, JPS Automotive established a reserve of $1.4 million for severance costs to be paid to the approximately 150 employees affected by the sale. At December 25, 1999, approximately 100 employees had been terminated.
As of December 25, 1999, approximately $0.4 million had been spent in severance and related costs. JPS Automotive and C&A Products are in the process of relocating the headliner business from the Cramerton, North Carolina facility to a C&A Products facility where C&A Products has begun producing headliner for JPS Automotive on a subcontract basis.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In connection with the 1996 Acquisition, JPS Automotive eliminated certain redundant sales and administrative functions and closed one manufacturing facility in 1997, a second facility in January 1998, and a third facility in June 1998. In June 1999, JPS Automotive completed the process of relocating bodycloth production from a JPS Automotive facility to an existing C&A Products facility. These actions affected approximately 640 employees. Total costs accrued for the shutdown of facilities and severance and other personnel costs were $2.7 million and $7.7 million, respectively. The remaining reserve of $0.1 million will be used for severance benefits.

8.   EMPLOYEE BENEFIT PLANS:

     The 1996 Acquisition did not significantly affect the employee benefit plans offered to the employees of JPS Automotive. Effective December 31, 1997, the defined benefit, defined contribution and postretirement benefit plans of JPS Automotive were merged into the plans of C&A. Under the provisions of these plan mergers, the accounts established in the C&A plans for the active plan participants were credited for benefits earned in the JPS Automotive plans through December 31, 1997. These plan mergers did not significantly affect the benefits provided to retired, fully vested or active plan participants.

     DEFINED PENSION AND POSTRETIREMENT BENEFIT PLANS - Salaried and certain hourly employees of JPS Automotive participate in a plan sponsored by C&A
products.   Benefits are based on the employees' final average compensation, years of benefit service, the covered compensation in effect at retirement and the employees' ages when payment begins. The funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended. Plan investments consist primarily of equity and fixed income securities.

     JPS Automotive also provides postretirement health care and life insurance benefits for eligible employees and retirees of the Company and retirees of the Predecessor Company. These plans are unfunded and JPS Automotive retains the right to modify or eliminate these benefits.

     In December 1997, another subsidiary of C&A Products assumed the postretirement benefit liabilities of certain participants who, as of January 1, 1997, were either active and fully eligible or retired. As a result, postretirement benefit liabilities totaling $1.3 million and related deferred tax assets of $0.5 million were eliminated and a gain of $0.8 million was recorded as a fiscal 1997 net capital contribution from C&A Products due to the related party nature of this transaction. JPS Automotive will remain contingently liable for these postretirement liabilities.


   The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the JPS Automotive's consolidated balance sheets, at December 25, 1999 and December 26, 1998 (in thousands):

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                                      ----------------------------    ------------------------------
                                                               YEAR ENDED                       YEAR ENDED
                                                      DECEMBER 25,    DECEMBER 26,    DECEMBER 25,      DECEMBER 26,
                                                         1999             1998             1999             1998
                                                      ------------    ------------    ------------      ------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ......        $      3,788    $      3,697    $      1,547      $      1,980
Service cost .................................               1,332           1,300             104               218
Interest cost ................................                 345             266             103               139
Actuarial gain ...............................              (1,805)         (1,041)           (604)             (784)
Benefits paid ................................                 (24)           (434)            (11)               (6)
                                                      ------------    ------------    ------------      ------------
Benefit obligation at end of year ............        $      3,636    $      3,788    $      1,139      $      1,547
                                                      ============    ============    ============      ============
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year               2,615    $      2,377              --                --
Actual return on plan assets .................                 453             435              --                --
Employer contributions .......................                  --             237              11                 6
Benefits paid ................................                 (24)           (434)            (11)               (6)
                                                      ------------    ------------    ------------      ------------
Fair value of plan assets at end of year .....        $      3,044    $      2,615    $         --      $         --
                                                      ============    ============    ============      ============
FUNDED STATUS:
Funded status ................................        $       (592)   $     (1,173)   $     (1,139)     $     (1,547)
Unrecognized net gain ........................              (3,189)         (1,221)         (1,477)             (919)
                                                      ------------    ------------    ------------      ------------
Accrued benefit liability ....................        $     (3,781)   $     (2,394)   $     (2,616)     $     (2,466)
                                                      ============    ============    ============      ============

     As of December 25, 1999, there were no pension plans with accumulated benefit obligation in excess of plan assets. As of December 26, 1998, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3.8 million, $3.5 million and $2.6 million, respectively.


   The net periodic benefit cost of continuing operations for 1999, 1998, and 1997 includes the following components (in thousands):

                                                      PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                           -------------------------------------  -------------------------------

                                                        YEAR ENDED                          YEAR ENDED
                                           -------------------------------------  -------------------------------
                                              1999         1998          1997        1999       1998       1997
                                           ---------    ----------    ----------  ---------   --------   --------
Components of net periodic benefit cost:

Service cost .................             $   1,332    $    1,300    $      901  $     104   $    218   $    194
Interest cost ................                   345           266           267        103        139        236
Expected return on plan assets                  (234)         (225)          (65)         -          -          -
Recognized net actuarial gain                    (56)            -             -        (46)         -          -
                                           ---------    ----------    ----------  ---------   --------   --------
Net periodic benefit cost ....             $   1,387    $    1,341    $    1,103  $     161   $    357   $    430
                                           =========    ==========    ==========  =========   ========   ========

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Weighted average assumptions used in the above actuarial computations are summarized as follows:

                                                                          PENSION       POSTRETIREMENT
                                                                          BENEFITS         BENEFITS
                                                                        ------------    --------------
                                                                        1999    1998    1999      1998
                                                                        ----    ----    ----      ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER:

Discount rate                                                            7.8%   6.8%    7.8%      7.0%
Expected return on plan assets                                           9.0%   9.0%    n/a       n/a
Rate of compensation increase                                            4.5%   4.5%    n/a       n/a

     Since JPS Automotive has capped its annual liability per person and all future cost increases will be passed on to retirees, the annual rate of increase in health care costs does not affect the postretirement benefit obligation.

     DEFINED CONTRIBUTION PLAN - JPS Automotive participates in the C&A Products defined contribution plan qualified under Section 401(k) of the Internal Revenue Code that covers eligible nonunion employees. Employee contributions are voluntary and subject to certain limitations as imposed by the Internal Revenue Code. JPS Automotive's contributions for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 were approximately $0.2 million, $0.1 million and $0.3 million, respectively.

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The provision (benefit) for income taxes of continuing operations includes the following (in thousands):

                                       YEAR ENDED           YEAR ENDED            YEAR ENDED
                                      DECEMBER 25,         DECEMBER 26,          DECEMBER 27,
                                          1999                1998                   1997
                                     -------------        -------------        --------------
Federal-
 Current......................       $     (3,879)        $     (2,860)        $       (5,840)
 Deferred.....................              2,618                5,902                 10,194
                                     ------------         ------------         --------------
                                           (1,261)               3,042                  4,354
                                     ------------         ------------         --------------
State-
 Current......................                 (7)                 179                   (151)
 Deferred.....................                216                  405                    996
                                     ------------         ------------         --------------
                                              209                  584                    845
                                     ------------         ------------         --------------
                                     $     (1,052)        $      3,626         $        5,199
                                     ============         ============         ==============

     For the periods prior to the 1996 Acquisition, no amounts were payable by JPS Automotive under the provisions of its tax-sharing agreement. For the periods subsequent to the 1996 Acquisition, no amounts were payable by or due to JPS Automotive under the terms of the tax-sharing agreement assumed by C&A Products in the 1996 Acquisition. However, as discussed in Note 12, C&A has agreed to reimburse JPS Automotive for tax benefits utilized in its consolidated tax return totaling $3.7 million for fiscal 1999 and $0.3 million for fiscal 1998.

     A reconciliation of the statutory federal income taxes (based on 35% rate) of continuing operations to the effective income tax is as follows (in thousands):

                                      YEAR ENDED           YEAR ENDED           YEAR ENDED
                                     DECEMBER 25,         DECEMBER 26,         DECEMBER 27,
                                         1999                 1998                 1997
                                     ------------         ------------         ------------
Statutory income tax......           $  (1,404)           $   3,048            $   4,303
State income taxes, net
 of federal...............                 135                  380                  549

Permanent difference on
 goodwill and partnership
 income...................                 210                  210                  268


Other.....................                   7                  (12)                  79
                                     ---------            ---------            ---------
                                     $  (1,052)           $   3,626            $   5,199
                                     =========            =========            =========

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As a result of the change in the Company's tax status that resulted from the 1996 Acquisition, deferred tax assets and liabilities of JPS Automotive and Cramerton are provided on the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. While the equity purchase of JPS Automotive results in carryover tax basis in the assets, such carryover basis reflects the fair market value as a result of the deemed taxable sale and revaluation to fair market value in the hands of the seller just prior to the purchase by C&A and its subsidiaries. The components of the net deferred tax assets as of December 25, 1999 and December 26, 1998, were as follows (in thousands):

                                                                     DECEMBER 25,         DECEMBER 26,
                                                                         1999                 1998
                                                                   --------------         ------------
Deferred tax assets-
 Employee pension and insurance benefits......................     $      1,640           $    1,513
 Other employee benefits......................................              604                  565
 Premium on Senior Notes......................................              944                1,297
 Other liabilities and reserves...............................            2,851                3,848
                                                                   ------------           ----------
                                                                          6,039                7,223
Deferred tax liabilities-
 Goodwill amortization........................................           (3,693)              (2,638)
 Fixed assets.................................................           (6,618)              (6,720)
                                                                   ------------           ----------
                                                                        (10,311)              (9,358)
                                                                   ------------           ----------
Net deferred tax liabilities..................................     $     (4,272)          $   (2,135)
                                                                   ============           ==========



     The above amounts have been classified in the consolidated December 25, 1999, and December 26, 1998, balance sheets as follows (in thousands):

                                                                      DECEMBER 25,        DECEMBER 26,
                                                                         1999                1998
                                                                      ------------        ------------
Deferred tax assets (liabilities)-
 Current......................................................        $     1,685         $     3,203
 Noncurrent, included in other noncurrent liabilities.........             (5,957)             (5,338)
                                                                      -----------         -----------
                                                                      $    (4,272)        $    (2,135)
                                                                      ===========         ===========

     No income taxes were paid for the years ended December 25, 1999, December 26, 1998 and December 27, 1997.

10.  COMMITMENTS AND CONTINGENCIES:


     Operating Leases - JPS Automotive is obligated under various noncancellable lease agreements for rental of facilities, machinery and computer equipment which remained outstanding following the 1996 Acquisition. Total minimum rental commitments required under operating leases at December 25, 1999, are (in thousands):


                             2000............................      $ 133
                             2001............................         57
                             2002............................          2
                                                                   -----
                                                                   $ 192
                                                                   =====

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Rental expense charged to continuing operations under operating leases by the Company approximated $0.8 million, $1.0 million and $1.2 million for the years ended December 25, 1999, December 26, 1998 and December 27, 1997, respectively. Rental expense includes the minimum rental payments under operating leases and other short-term rentals.

11.  DISCONTINUED OPERATIONS:

     On July 24, 1997, JPS Automotive completed the sale of Airbag to Safety Components International, Inc. for a purchase price of approximately $56.3 million. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag. Pursuant to the indenture governing the Senior Notes, in connection with the sale of Airbag, the Company caused JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the Senior Notes at 100% of their principal amount. Pursuant to such offer, JPS Automotive repurchased and retired $23 thousand principal amount of Senior Notes. During October 1997, the Company caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35.0 million to C&A Products, as permitted under the restricted payments provision of the Senior Notes indenture. See Note 6.

     JPS Automotive has accounted for the financial results and net assets of Airbag as a discontinued operation. Net sales and net income of Airbag prior to its sale were approximately $41.0 million and $1.7 million for the year ended December 27, 1997.

12.  RELATED-PARTY TRANSACTIONS AND ALLOCATIONS:

     At December 25, 1999, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interests in the Company, as security for debt of C&A Products totaling $418.6 million.

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

     The compensation paid by JPS Automotive to C&A Products for the services provided by C&A Products under the Existing Services Agreement, including the additional services described above, includes all reasonable expenses of C&A Products employees assigned to perform the services, all reasonable out-of-pocket expenses incurred by C&A Products and an amount to cover C&A Products' overhead, not to exceed the lesser of (x) C&A Products' budgeted estimate for such costs for 1997, as adjusted annually for changes in general producer price levels for the carpet industry and (y) the actual annual cost savings achieved from the elimination of managerial, marketing and program management functions at JPS Automotive. Assets sold by JPS Automotive to C&A Products in connection with the rationalization process are generally sold for a purchase price equal to the greater of the book value of the assets sold or their appraised fair market value. Assets sold by C&A Products to JPS Automotive

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


generally are sold for a purchase price equal to the lesser of their book value or fair market value, as determined by an independent appraisal in the case of assets having book values in excess of $100,000 at the time of the sale. Where manufacturing responsibility for a program is transferred, the manufacturer receives a fee equal to its costs of production, including management overhead, plus a 10% fee. In addition, a party for whom carpet roll goods are manufactured pays for the goods at the manufacturer's standard cost, subject to certain exceptions, including that in no event will JPS Automotive pay to C&A Products an amount greater than JPS Automotive's standard cost to produce carpet roll goods. During 1999, JPS Automotive and C&A Products evaluated the terms of the transactions and determined that certain costs had been excluded from the fee calculations. As a result, C&A Products billed JPS Automotive approximately $3.9 million in December 1999, representing the cumulative amount owed C&A Products for 1997, 1998 and 1999, under the terms of the intercompany arrangements. In addition, JPS Automotive billed C&A Products approximately $1.7 million in December 1999, representing the cumulative amount owed JPS Automotive for 1997, 1998 and 1999, under the terms of the intercompany arrangements.

     During the first quarter of 1998, pursuant to the rationalization process, JPS Automotive transferred to Collins & Aikman Canada Inc. ("C&A Canada") and C&A Products two programs for the production of automotive carpet products for aggregate consideration of $4.3 million. One of these contracts was manufactured by C&A Canada for JPS Automotive during a portion of 1997 on a royalty basis. Due to the related party nature of the transfer, the $4.3 million received by JPS Automotive, and the related tax provision of $1.6 million, was treated as a capital contribution from C&A Products in the accompanying financial statements. At December 26, 1998, uncollected capital contributions are included in the balance of receivables from related parties. During 1998, C&A Products transferred to JPS Automotive as an equity contribution all but one of the automotive soft trim programs formerly produced by C&A Products at its Salisbury, North Carolina, facility. Twenty-seven programs relating to the closure of the Salisbury facility were transferred to JPS Automotive during the second quarter of 1998 in accordance with the arrangements between JPS Automotive and C&A Products. JPS Automotive did not pay any amounts to C&A Products for these contracts. C&A Products also agreed to make additional cash equity contributions to JPS Automotive if JPS Automotive was unable to earn a specified level of operating profit on the contracts transferred from the Salisbury plant. JPS Automotive did not earn the specified level of operating profit and C&A Products made an additional equity contribution of $1.4 million to JPS Automotive in the fourth quarter of 1998. During 1999, JPS Automotive earned the specified level of operating profit on these contracts.

     JPS Automotive paid or accrued the following amounts in connection with the transactions described above and related transactions for the years ended December 25, 1999, December 26, 1998, and December 27, 1997 respectively: (i) $7.5 million, $7.8 million and $5.5 million for administrative and other services, (ii) $112.1 million, $62.5 million and $7.3 million for contract manufacturing services, (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, during 1999, 1998 and 1997, respectively, JPS Automotive recorded sales of $23.1 million and $33.2 million and 7.9 million relating to contract manufacturing services (including the sale of roll goods) provided to C&A Products and its subsidiaries.

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

     C&A Products and JPS Automotive have entered into several additional arrangements including, among others, those described below.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During the year ended December 27, 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products and C&A Products may borrow up to $5 million from JPS Automotive. The borrower is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement. During the years ended December 25, 1999, December 26, 1998 and December 27, 1997, C&A Products was charged $0.1 million, $0.3 million and $0.1 million, respectively, in net interest. At December 25, 1999, there was an outstanding balance of $4.6 million owed to JPS Automotive under this arrangement.

     In accordance with C&A Products' normal practice, C&A Products developed tooling for JPS Automotive, for which JPS Automotive reimbursed C&A Products its costs. The development of tooling was managed by JPS Automotive prior to the 1996 Acquisition.

     During December 1999, as permitted by the indenture governing the Senior Notes, JPS Automotive purchased accounts receivable from a subsidiary of C&A Products located in Mexico for $4.8 million, representing a gross balance of $5.1 million, discounted at 5%. The purchased receivables have terms similar to JPS Automotive's trade accounts receivable.

     JPS Automotive and C&A Products generally settle intercompany balances within ten days after a period end. In December 1999, C&A Products began offering a two percent discount for early payment of intercompany balances. As a result, JPS Automotive paid intercompany payable balances with C&A Products of $9.8 million, prior to December 25, 1999, and received a discount of $0.2 million.

     During the years ended December 25, 1999 and December 26, 1998, Cramerton capitalized costs of approximately $1.2 million and $9.1 million, respectively, related to the construction of additional space at a C&A Products facility and the purchase of additional machinery and equipment for the production of bodycloth. C&A Products is manufacturing bodycloth for JPS Automotive on a subcontract basis at this location.

     On September 22, 1999, JPS Automotive completed the sale of its facility in Cramerton, North Carolina. JPS Automotive and C&A Products are relocating Cramerton's headliner business to a C&A Products facility where C&A Products has begun producing headliner for JPS Automotive on a subcontract basis. In connection with this move, during 1999, Cramerton capitalized costs of $1.8 million related to the purchase of additional machinery and equipment for the production of headliner.

     C&A Products and JPS Automotive are also parties to a tax sharing agreement (the "Tax Sharing Agreement") that was assigned to C&A Products by Foamex in connection with the 1996 Acquisition. The Tax Sharing Agreement provides that JPS Automotive will make certain payments to its partners (principally C&A Products) in amounts equal to the taxes JPS Automotive would be required to pay if it were separately taxed. JPS Automotive and C&A Products maintain the Tax Sharing Agreement in lieu of adding JPS Automotive as a party to C&A's tax sharing arrangement. For the years ended December 25, 1999, December 26, 1998 and December 27, 1997, JPS Automotive recorded $3.7 million, $0.3 million and $6.2 million, respectively, as an estimated amount due to C&A Products under the terms of the Tax Sharing Agreement.

     In September 1998, JPS Automotive distributed its 50% ownership in Industrias Enjema S.A. de C.V. ("Enjema") to C&A Products. C&A Products acquired from a third party the other 50% interest in Enjema in August 1998 for approximately $1.0 million. No book value was assigned to JPS Automotive's 50% interest. In addition, in September 1998, JPS Automotive received payment from Enjema for receivables generated when Enjema was managed by third parties. JPS Automotive had previously fully reserved these receivables. As a result of the payment, JPS Automotive reversed this reserve, resulting in a reduction of selling, general and administrative expenses.

13.  ENVIRONMENTAL:

     JPS Automotive is subject to various federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In December 1997, another subsidiary of C&A Products assumed substantially all of the environmental liabilities of JPS Automotive and its subsidiaries existing as of October 1, 1997 in exchange for a payment of approximately $4.1 million. As a result, environmental liabilities totaling $4.6 million were eliminated and a gain of $0.5 million was recorded as a 1997 capital contribution from C&A Products due to the related party nature of this transaction. JPS Automotive will remain contingently liable for these environmental liabilities.

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


     The estimated fair values of JPS Automotive's financial instruments are as follows (in thousands):

                                             DECEMBER 25, 1999                 DECEMBER 26, 1998
                                        ----------------------------      ----------------------------
                                         CARRYING           FAIR           CARRYING           FAIR
                                         AMOUNT OF        VALUE OF         AMOUNT OF        VALUE OF
                                        LIABILITIES      LIABILITIES      LIABILITIES      LIABILITIES
                                        -----------      -----------      -----------      -----------
Liabilities - Long-term debt            $    87,370      $    89,915      $    88,247      $    91,584
                                        ===========      ===========      ===========      ===========

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. INFORMATION ABOUT THE COMPANY'S OPERATIONS

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

     Direct and indirect sales to significant third party customers in excess of ten percent of consolidated net sales from continuing operations are as follows:


                            YEAR ENDED           YEAR ENDED           YEAR ENDED
                           DECEMBER 25,         DECEMBER 26,          DECEMBER 27,
                              1999                  1998                 1997
                           ------------         ------------          ------------
General Motors Corporation      44%                  42%                  46%
DaimlerChrysler AG              17%                  11%                  10%
Toyota Tsusho                   13%                  11%                  16%
Nissan Motor Co., Ltd.           8%                  13%                   6%

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. JPS Automotive evaluates performance based on profit or loss from operations before interest expense, other income and expense, income taxes and before adjustments made pursuant to the transactions and arrangements made between C&A Products and JPS Automotive. See Note 12.

     Information about JPS Automotive's reportable segments is presented below (in thousands).

                                                              YEAR ENDED DECEMBER 25, 1999
                                                   -------------------------------------------------
                                                    CARPET   AUTOMOTIVE FABRIC   OTHER (1)    TOTAL
                                                   --------  -----------------   ---------  --------
External revenues.....................             $167,522  $          38,926   $  56,399  $262,847
Depreciation and amortization.........                5,646              4,015           -     9,661
Operating income......................                6,980             (4,222)      1,547     4,305
Total assets..........................              150,054             73,039       4,607   227,700
Capital expenditures..................                5,513              3,412           -     8,925

                                                              YEAR ENDED DECEMBER 26, 1998
                                                   -------------------------------------------------
                                                    CARPET   AUTOMOTIVE FABRIC   OTHER (1)    TOTAL
                                                   --------  -----------------   ---------  --------
External revenues.....................             $168,945  $          67,801   $  18,881  $255,627
Depreciation and amortization.........                5,148              4,073           -     9,221
Operating income......................                9,531             (1,714)      8,434    16,251
Total assets..........................              156,475             76,826       4,630   237,931
Capital expenditures..................                2,550              9,457           -    12,007

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              YEAR ENDED DECEMBER 27, 1997
                                                   -------------------------------------------------
                                                    CARPET   AUTOMOTIVE FABRIC   OTHER (1)    TOTAL
                                                   --------  -----------------   ---------  --------
External revenues.....................             $158,312  $          87,356   $   1,603  $247,271
Depreciation and amortization.........                4,460              3,408           -     7,868
Operating income (loss)...............               15,880              4,296       1,336    21,512
Total assets..........................              168,456             77,747       4,404   250,607
Capital expenditures..................                  (14)             3,706           -     3,692

(1) Other includes restructuring charges and impairment of long-lived assets of $8.6 million as well as adjustments made pursuant to the transactions and arrangements between JPS Automotive and C&A Products. See Note 12.

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The quarterly financial data of JPS Automotive is as follows (in thousands):

                                              FIRST        SECOND          THIRD              FOURTH
                                             QUARTER       QUARTER        QUARTER             QUARTER
                                             --------      --------       --------            --------
Fiscal 1999-
 Net sales                                   $ 65,565      $ 70,336       $ 60,066            $ 66,880
 Gross profit                                   6,861         7,767          4,913               4,844
 Income (loss) from continuing
  operations (1)                                  988         1,447         (4,198)             (1,197)

 Income (loss) before extraordinary
  item (2)                                        988         1,447         (4,198)             (1,197)

 Net income (loss)                                197         1,447         (4,198)             (1,197)

Fiscal 1998-
 Net sales                                   $ 71,309      $ 64,396       $ 51,103            $ 68,819
 Gross profit                                   9,755         5,752          2,969               9,897
 Income (loss) from continuing
  operations                                    2,115          (461)           573               2,855

 Income (loss) before extraordinary
  item (3)                                      2,115          (461)           573               2,855

 Net income (loss)                              2,115          (547)           573               2,809

(1) During 1999, the Company incurred restructuring charges and impairment of long-lived assets of $6.6 million in the third quarter and $2.0 million in the fourth quarter.

(2) The adoption of a new accounting standard resulted in a cumulative effect of change in accounting principle in the amount of $0.8 million, net of income taxes of $0.5 million for the year ended December 25, 1999.

(3) The repurchase of $2.6 million principal amount of Senior Notes at prices in excess of carrying value during 1998 resulted in an extraordinary loss of $132 thousand, net of income taxes of $90 thousand for the year ended December 26, 1998.

18.  SUBSEQUENT EVENT:

     On January 28, 2000, JPS Automotive merged with and into its general partner PACJ, Inc. In the merger, all of the outstanding limited partnership interests previously owned by C&A Products and the general partnership interests held by PACJ, Inc. were canceled without any payment being made thereon. As a result of the merger, PACJ, Inc. has changed its name to JPS Automotive, Inc. and has assumed all of the obligations under the indenture governing the Senior Notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of
JPS Automotive Products Corp.:

We have audited the accompanying balance sheets of JPS Automotive Products Corp. (a Delaware corporation and subsidiary of JPS Automotive L.P.) as of December 25, 1999 and December 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of JPS Automotive Products Corp. as of December 25, 1999 and December 26, 1998, in comformity with accounting principles generally accepted in the United States.


                                                   ARTHUR ANDERSEN LLP



Charlotte, North Carolina
  March 1, 2000.

                          JPS AUTOMOTIVE PRODUCTS CORP.
                                 BALANCE SHEETS
                             (dollars in thousands)

                                                                                 DECEMBER 25,   DECEMBER 26,
                                  ASSETS                                            1999           1998
                                  ------                                         ------------   ------------

Current assets - Cash.......................................................      $         1   $          1
                                                                                  ===========   ============
                     LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities.................................................................      $         -   $          -
Shareholder's equity:
    Common stock, par value $0.01 per share; 10,000,000 shares authorized,
       100 shares issued and outstanding....................................                -              -
    Additional paid-in capital..............................................                1              1
                                                                                  -----------   ------------
                 Total shareholder's equity.................................                1              1
                                                                                  -----------   ------------
                                                                                  $         1   $          1
                                                                                  ===========   ============


















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

     On June 28, 1994, Products Corp. acquired the assets of the automotive products and industrial fabrics divisions of JPS Textile Group, Inc. Effective October 3, 1994, Products Corp. transferred and assigned substantially all of its assets, subject to substantially all of its liabilities, to JPS Automotive, which agreed to assume such liabilities. Subsequently, Products Corp. did not have any operations and, accordingly, no statement of operations or cash flows has been presented for 1999, 1998 or 1997.

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


2.   COMMITMENTS AND CONTINGENCIES:


11-1/8% SENIOR NOTES OF JPS AUTOMOTIVE DUE 2001 (SENIOR NOTES)

     Products Corp. is the co-obligor (and co-registrant) for the Senior Notes. The Senior Notes were issued on June 28, 1994. Interest on the Senior Notes is payable semiannually on June 15 and December 15 of each year, commencing on December 15, 1994. The Senior Notes mature on June 15, 2001.

At the time of the 1996 Acquisition, $180 million principal amount of the Senior Notes were outstanding. Of this amount, $68 million had been purchased by C&A prior to the 1996 Acquisition on the open market and were subsequently retired. JPS Automotive is not required to make mandatory redemption or sinking fund payments except in the case of certain asset sales or a change of control (as defined in the indenture for the Senior Notes). In addition, the Senior Notes are not subject to optional redemption, except in connection with certain public offerings of common stock or following a change of control (as so defined). The 1996 Acquisition resulted in a change of control which, under the terms of the indenture for the Senior Notes, gave holders of the Senior Notes the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of Senior Notes were so put to JPS Automotive and then repurchased on March 10, 1997. In conjunction with an offer to purchase as a result of the 1997 sale of Airbag, JPS Automotive repurchased $23 thousand principal amount of Senior Notes. Additionally, for the twelve months ended December 26, 1998, JPS Automotive repurchased, in the open market, $2.6 million principal amount of Senior Notes. There were no repurchases for JPS Automotive during 1999. At December 25, 1999, approximately $87.3 million of Senior Notes (including a premium of $1.3 million) were outstanding.

     The indenture governing the Senior Notes generally prohibits JPS Automotive from making certain payments and investments (generally, dividends and distributions on its equity interests, purchases or redemptions of its equity interests, purchases of any indebtedness subordinated to the Senior Notes and investments other than as permitted) (the "Restricted Payments") unless (i) there is no default under the Senior Notes indenture; (ii) after giving pro forma effect to the Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently
2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income, since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "Restricted Payments Tests"). These conditions were satisfied immediately following the 1996 Acquisition, and as of December 25, 1999. The Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock, asset dispositions and transactions with affiliates including C&A and C&A Products Co.) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

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

                      JPS AUTOMOTIVE L.P. AND SUBSIDIARIES
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES(1)
                             (DOLLARS IN THOUSANDS)








                                                   BALANCE                                                        BALANCE
                                                     AT          CHARGED TO     CHARGED                           AT END
                                                   BEGINNING     COSTS AND      TO OTHER                            OF
                                                   OF PERIOD     EXPENSES       ACCOUNTS        DEDUCTIONS(3)     PERIOD
                                                  ----------     ----------     --------        -------------     -------
FISCAL YEAR ENDED DECEMBER 25, 1999
Allowances for doubtful accounts.............     $    2,254     $      497     $      -        $     (483)       $ 2,268
Restructuring reserves.......................     $    1,940     $    1,658     $   (286)       $   (2,125)       $ 1,187
FISCAL YEAR ENDED DECEMBER 26, 1998
Allowances for doubtful accounts.............     $    6,018     $   (3,559)(2) $      -        $     (205)       $ 2,254
Restructuring reserves.......................     $    7,182     $        -     $      -        $   (5,242)       $ 1,940
FISCAL YEAR ENDED DECEMBER 27, 1997
Allowances for doubtful accounts.............     $    5,896     $      156     $      -        $      (34)       $ 6,018
Restructuring reserves.......................     $    9,200     $        -     $  1,201        $   (3,219)       $ 7,182



(1) Amounts for all periods have been restated to exclude amounts related to the discontinued operations.

(2) Includes elimination of amounts included in the allowance for doubtful accounts for receivable from Enjema which was repaid subsequent to C&A Product's acquisition of the remaining 50% interest.

(3) Uncollected receivables written off, net of recoveries, reclassifications to other accounts, and usage of restructuring reserves.