Form 10-Q
period 2000-04-01
JPS AUTOMOTIVE INC; JPS AUTOMOTIVE PRODUCTS CORP
filed 2000-05-16
CIK 924902, 919233

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

              (Mark One)

                  X  Quarterly Report Pursuant to Section 13 or 15(d)
                 ---   of the Securities Exchange Act of 1934

                         For the quarter ended April 1, 2000
                                       or
                 ___ Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                        For the transition period from ____ to ____

                   Commission File Numbers: 33-75510-01; 1-12944



                             JPS AUTOMOTIVE, INC.
                         JPS AUTOMOTIVE PRODUCTS CORP.
          (Exact name of registrants as specified in their charters)


(State or other jurisdiction of                     (IRS Employer Identification
     incorporation or organization)                                 56-2001613
Delaware                                                             57-0993690)
Delaware

                              5755 New King Court
                                Troy, MI  48098
         (Address of principal executive offices, including zip code)
                                (248) 824-2500
              (Registrants telephone number, including area code)



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

JPS Automotive Inc. and JPS Automotive Products Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

As of May 16, 2000, the number of outstanding shares of JPS Automotive Inc. and JPS Automotive Products Corp. common stock was 1,500 and 100, respectively.

PART  I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements.


                     JPS AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (in thousands)


                                                                           Quarter Ended
                                                                 -----------------------------------
                                                                     April 1,           March 27,
                                                                       2000               1999
                                                                    (14 weeks)         (13 weeks)
                                                                 -------------         -------------
Net sales.......................................                $       65,063        $       65,565
Cost of goods sold..............................                        57,496                58,704
                                                                 -------------         -------------
Gross profit....................................                         7,567                 6,861
Selling, general and administrative expenses....                         3,000                 2,882
                                                                 -------------         -------------
Income from operations..........................                         4,567                 3,979
Interest expense, net...........................                         2,146                 2,254
Other income, net...............................                          (139)                  (43)
                                                                 -------------         -------------
Income before income taxes......................                         2,560                 1,768
Income taxes....................................                         1,066                   737
                                                                 -------------         -------------
Income before cumulative effect of a change
  in accounting principle.......................                         1,494                 1,031

Cumulative effect of change in accounting
  principle, net of income taxes of $528........                            -                   (791)
                                                                 -------------         -------------


Net income......................................                $        1,494        $          240
                                                                 =============         =============

                            See accompanying notes.

                     JPS AUTOMOTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                        (Unaudited)
                                                                          April 1,          December 25,
                         ASSETS                                            2000                1999
                                                                        ---------------     ---------------
Current assets:
   Cash and cash equivalents......................................          $    22,103          $      810
   Accounts receivable, net of allowance of
     $892 and $2,268..............................................               33,466              37,387
   Purchased receivables of affiliate.............................                2,061               4,805
   Inventories....................................................                6,168               6,912
   Receivables from related parties...............................               10,171              13,506
   Revolving loan due from C&A Products...........................                1,802               4,600
   Deferred tax assets............................................                1,525               1,685
   Other current assets...........................................                    -               1,085
                                                                        ---------------     ---------------
     Total current assets.........................................               77,296              70,790

Property, plant and equipment, net................................               47,032              48,308
Goodwill, net.....................................................               97,078              97,757
Demand receivable due from C&A for income taxes...................               10,601              10,601
Debt issuance costs, net..........................................                  967               1,167
Other assets......................................................                1,347               1,439
                                                                        ---------------     ---------------
                                                                            $   234,321          $  230,062
                                                                        ===============     ===============
      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable...............................................          $     6,436          $    7,241
   Accrued expenses...............................................               12,711               8,612
                                                                        ---------------     ---------------
     Total current liabilities....................................               19,147              15,853

Long-term debt....................................................               87,131              87,370
Other liabilities.................................................                8,634               8,924

Commitments and contingencies.....................................

Stockholder's equity:
   Common stock, no par (1,500 shares authorized, issued and
    outstanding at April 1, 2000 and December 25, 1999)...........               35,000              35,000
   Additional paid-in capital.....................................              131,118             131,118
   Accumulated deficit............................................              (46,709)            (48,203)
                                                                        ---------------     ---------------
   Total stockholder's equity.....................................              119,409             117,915
                                                                        ---------------     ---------------
                                                                            $   234,321          $  230,062
                                                                        ===============     ===============

                            See accompanying notes.

                     JPS AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)


                                                                                     Quarter Ended
                                                                      -------------------------------------------
                                                                            April 1,              March 27,
                                                                             2000                   1999
                                                                          (14 weeks)             (13 weeks)
                                                                      -------------------    --------------------
Operating activities:
Income from continuing operations.................................        $         1,494          $        1,031
Adjustments to derive cash flow from continuing
 operating activities:
     Deferred income tax expense..................................                    607                     707
     Depreciation and amortization................................                  2,242                   2,368
     Interest accretion and debt issuance cost
       amortization...............................................                    (39)                    (52)
     Changes in operating assets and liabilities..................                  8,325                  (5,042)
                                                                      -------------------    --------------------

      Net cash provided by (used in) operating activities.........                 12,629                    (988)
                                                                      -------------------    --------------------

Investing activities:
Additions to property, plant, and equipment.......................                   (213)                   (936)
Sales of property, plant, and equipment...........................                      -                      13
Payments received on purchased receivables........................                  2,744                       -
                                                                      -------------------    --------------------

      Net cash provided by (used in) investing activities.........                  2,531                    (923)
                                                                      -------------------    --------------------

Financing activities:
Change in amounts due C&A Products, net...........................                  3,335                  10,040
Net proceeds from revolving loans.................................                  2,798                   1,500
                                                                      -------------------    --------------------
      Net cash provided by financing activities...................                  6,133                  11,540
                                                                      -------------------    --------------------

Net increase in cash and cash equivalents.........................                 21,293                   9,629
Cash and cash equivalents at beginning of period..................                    810                     171
                                                                      -------------------    --------------------

Cash and cash equivalents at end of period........................        $        22,103          $        9,800
                                                                      ===================    ====================

                            See accompanying notes.

                     JPS AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Condensed Consolidated Financial Statements:

     The condensed consolidated financial statements include the accounts of JPS Automotive, Inc. and its subsidiaries ("JPS Automotive"). In the opinion of management of JPS Automotive, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results for the full year.

     JPS Automotive's fiscal year ends on the last Saturday of December. The 2000 fiscal year will consist of 53 weeks. In a 53-week year, JPS Automotive's policy is to include the additional week in the first quarter of the year. As a result, the quarter ended April 1, 2000 consisted of 14 weeks. The quarter ended March 27, 1999 consisted of 13 weeks.

     For further information, refer to the consolidated financial statements and notes thereto included in JPS Automotive's Report on Form 10-K for the year ended December 25, 1999 (the "1999 10-K").

     On December 11, 1996, Collins & Aikman Corporation ("C&A"), through its subsidiaries, acquired JPS Automotive L.P. and subsidiaries ("JPS Automotive L.P.") from Foamex International Inc. ("Foamex") pursuant to an Equity Purchase Agreement dated August 28, 1996, as amended December 11, 1996 (the "1996 Acquisition"). In the 1996 Acquisition, Collins & Aikman Products Co. ("C&A Products"), a wholly-owned subsidiary of C&A, acquired a .9999% limited partnership interest in JPS Automotive L.P. from Foamex and a 99% limited partnership interest in JPS Automotive L.P. from Foamex - JPS Automotive L.P. ("FJPS"). PACJ, Inc., a wholly-owned subsidiary of C&A Products with no operations, acquired a .0001% general partnership interest in JPS Automotive L.P. from JPSGP Inc. ("JPSGP"). Accordingly, 100% of the partnership interests in JPS Automotive L.P. were owned by PACJ, Inc. and C&A Products, which were, respectively, indirect and direct wholly-owned subsidiaries of C&A. Additionally, on December 11, 1996, C&A Products also acquired from Seiren Co. Ltd. and its affiliates a minority interest in Cramerton Automotive Products, L.P. and Cramerton Management Corporation, which were JPS Automotive L.P. subsidiaries that were merged in December 1997 under the name Cramerton Automotive Products, Inc. ("Cramerton"). JPS Automotive L.P. subsequently acquired the minority interest previously held by the C&A Products and now owns 100% of Cramerton.

     On January 28, 2000, JPS Automotive L.P. merged with and into its general partner PACJ, Inc. In the merger, all of the outstanding limited partnership interests previously owned by C&A Products and the general partnership interests held by PACJ, Inc. were canceled without any payment being made thereon. As a result of the merger, PACJ, Inc. has changed its name to JPS Automotive, Inc. and has assumed all of the obligations under the indenture governing the JPS Automotive 11-1/8% Senior Notes due 2001 (the "Senior Notes"). The merger of these related entities was accounted for in a manner similar to pooling of interests and prior year financial information has been restated to reflect the merger. Prior to the merger, the operations of PACJ, Inc. consisted of interest income on its intercompany loan with C&A Products. During the quarter ended March 27, 1999, $43 thousand of interest income has been reflected in the accompanying statements of operations related to this loan. At December 25, 1999, $2.4 million was outstanding on this intercompany loan.

     Net income is the only component of comprehensive income. Comprehensive income was $1.5 million and $0.2 million, for the quarters ended April 1, 2000 and March 27, 1999, respectively.

2.   Goodwill:

     Goodwill, representing the excess of purchase price over the fair value of net assets acquired in the 1996 Acquisition, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill was $0.7 million for the quarters ended April 1, 2000 and March 27, 1999. Accumulated amortization at April 1, 2000 was $8.7 million. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows and pre-tax income over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, JPS Automotive's carrying value of the goodwill will be reduced. At April 1, 2000, JPS Automotive believes the recorded value of its goodwill of $97.1 million is fully recoverable.

                     JPS AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

3.   Inventories:

     The components of inventories consist of (in thousands):

                                                                                                     April 1,    December 25,
                                                                                                       2000         1999
                                                                                                    ---------    ------------
Raw materials and supplies..........................................                               $    2,005   $       2,492
Work in process.....................................................                                    3,056           2,752
Finished goods......................................................                                    1,107           1,668
                                                                                                    ---------    ------------
                                                                                                   $    6,168   $       6,912
                                                                                                    =========    ============

4.   Restructuring:

     On February 10, 1999, C&A Products announced a comprehensive plan ("the Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses. During 1999, JPS Automotive recognized a restructuring charge related to the Reorganization of $0.3 million, representing severance costs associated with the reduction of administrative personnel at JPS Automotive's carpet facility. As of April 1, 2000, approximately $0.2 million had been spent in severance and related costs.

     On September 22, 1999, JPS Automotive completed the sale of its facility located in Cramerton, North Carolina for a sales price of $6 million, resulting in a loss on the sale of $4.9 million, and additional asset impairments, of certain machinery and equipment, of $2.0 million. In addition, JPS Automotive established a reserve of $1.4 million for severance costs to be paid to the approximately 150 employees affected by the sale. At April 1, 2000 approximately 130 employees had been terminated. As of April 1, 2000, approximately $0.8 million had been spent in severance and related costs. JPS Automotive and C&A Products are in the process of relocating the headliner business from the Cramerton, North Carolina facility to a C&A Products facility where C&A Products has begun producing headliner for JPS Automotive on a subcontract basis.

5.   Related-party Transactions and Allocations:

     At April 1, 2000, C&A Products has pledged the ownership interests in its significant subsidiaries, including its partnership interests in JPS Automotive, as security for debt of C&A Products totaling $395.9 million.

     Following the acquisition by C&A Products of JPS Automotive in December 1996, C&A, Products began to develop plans to rationalize certain manufacturing locations, as well as marketing and administrative functions. This rationalization involved transactions and arrangements between JPS Automotive and C&A Products, which were approved by the Board of Directors of PACJ, Inc., the former general partner of JPS Automotive, and were reviewed by an investment banking firm of national standing, which rendered an opinion that they were fair to JPS Automotive from a financial point of view.

     The transactions and arrangements and proposed transactions and arrangements include the following: (i) the provision by C&A Products of additional administrative, management, marketing and program management services pursuant to a pre-existing services agreement assigned to C&A Products by Foamex (the "Existing Services Agreement"), (ii) the purchase from and sale to C&A Products and its subsidiaries of certain manufacturing assets, (iii) the transfer of manufacturing responsibility for certain automotive programs, and for the manufacturing of automotive carpet roll goods, to C&A Products and its subsidiaries and from C&A Products to JPS Automotive, and (iv) the transfer of certain automotive programs from JPS Automotive to C&A Products and its subsidiaries and from C&A Products to JPS Automotive. For a description of the compensation to be paid by JPS Automotive to C&A Products and by C&A Products to JPS Automotive pursuant to the transactions and arrangements described above, see Note 12 to JPS Automotive's consolidated financial statements included in the 1999 10-K. During the first quarter of 2000, JPS Automotive completed its evaluation of the terms of its arrangement with C&A Products to produce automotive carpet on a subcontract basis for a particular program and determined that certain costs had been excluded from the fee calculations. As a result, JPS Automotive billed C&A

                     JPS AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

Products approximately $1.2 million, representing the cumulative amount owed to JPS Automotive for 1997, 1998 and 1999 under the terms of the intercompany arrangements.

     JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the quarters ended April 1, 2000 and March 27, 1999, respectively: (i) $1.9 million and $1.8 million, respectively, for administrative and other services, and (ii) $30.6 million and $20.2 million, respectively, for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, for the quarters ended April 1, 2000 and March 27, 1999, JPS Automotive recorded sales of $8.5 million and $4.7 million, respectively, relating to contract manufacturing services (including the sale of roll goods) provided to C&A Products and its subsidiaries.

     C&A Products and JPS Automotive entered into several additional arrangements including, among others, those described below.

     During the year ended December 27, 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products and C&A Products may borrow up to $5 million from JPS Automotive. The borrower is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement. During the quarters ended April 1, 2000 and March 27, 1999, respectively, C&A Products was charged $65 thousand and $12 thousand, respectively, in net interest related to these revolving credit arrangements. At April 1, 2000 there was an outstanding balance of $1.8 million owed to JPS Automotive under this arrangement.

     In accordance with C&A Products' normal practice, C&A Products developed tooling for JPS Automotive, for which JPS Automotive reimbursed C&A Products its costs. The development of tooling was managed by JPS Automotive prior to the 1996 Acquisition.

     During December 1999, JPS Automotive purchased accounts receivable from a subsidiary of C&A Products located in Mexico for $4.8 million, representing a gross balance of $5.1 million, discounted at 5%. The purchased receivables have terms similar to JPS Automotive's trade accounts receivable. At April 1, 2000 there was an outstanding balance of $2.1 million owed to JPS Automotive under this arrangement. During the quarter ended April 1, 2000, approximately $0.1 million of income was recognized.

     JPS Automotive and C&A Products generally settle intercompany balances within ten days after a period end. In December 1999, C&A Products began offering a two percent discount for early payment of intercompany balances.
In conjunction with the terms, JPS Automotive made payments of $10.9 million and received cash discounts of $0.2 million during the quarter ended April 1, 2000.

     During the quarter ended March 27, 1999, Cramerton capitalized costs of approximately $0.3 million related to the construction of additional space at a C&A Products facility and the purchase of additional machinery and equipment for the production of bodycloth. C&A Products is manufacturing bodycloth for JPS Automotive on a subcontract basis at this location.

     On September 22, 1999, JPS Automotive completed the sale of its facility in Cramerton, North Carolina. JPS Automotive and C&A Products are relocating Cramerton's headliner business to a C&A Products facility where C&A Products has begun producing headliner for JPS Automotive on a subcontract basis. In connection with this move, during the quarter ended April 1, 2000, Cramerton capitalized costs of $0.1 million related to the purchase of additional machinery and equipment for the production of headliner.

     C&A Products and JPS Automotive are also parties to a tax sharing agreement (the "Tax Sharing Agreement") that was assigned to C&A Products by Foamex in connection with the 1996 Acquisition. The Tax Sharing Agreement provides that JPS Automotive will make certain payments to its shareholder (C&A Products) in amounts equal to the taxes JPS Automotive would be required to pay if it were separately taxed. JPS Automotive and C&A Products maintain the Tax Sharing Agreement in lieu of adding JPS Automotive as a party to C&A's tax sharing arrangement. For

                     JPS AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

the quarters ended April 1, 2000 and March 27, 1999 respectively, JPS Automotive recorded $0.5 million and $32 thousand as estimated amounts due to C&A Products under the terms of the Tax Sharing Agreement.

6.   Information about the Company's Operations:

     JPS Automotive's customers primarily produce automobiles and light trucks in North America. JPS Automotive performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 45 days, and credit losses have consistently been within management's expectations and are provided in the consolidated financial statements.

     Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:


                                                      Quarter Ended
                                                  -----------------------
                                                  April 1,      March 27,
                                                   2000           1999
                                                  --------      ---------
               General Motors..................         39%            46%
               DaimlerChrysler AG..............         22%            10%
               Toyota Tsusho...................         13%            14%

     JPS Automotive has two reportable segments: Automotive Carpet and Automotive Fabric. JPS Automotive's reportable segments are strategic business units. The Automotive Carpet segment produces molded floor carpet and luggage compartment trim. The Automotive Fabric segment produces seating upholstery fabric ("bodycloth") and headliner fabric.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the 1999 10-K. JPS Automotive evaluates performance based on profit or loss from operations before interest expense, other income and expense, income taxes and before adjustments made pursuant to the transactions and arrangements made between C&A Products and JPS Automotive. See Note 5.

     Information about JPS Automotive's reportable segments is presented below (in thousands).


                                                               Quarter Ended April 1, 2000 (14 weeks)
                                                    -----------------------------------------------------------------
                                                      Automotive         Automotive
                                                        Carpet              Fabric         Other /(1)/        Total
                                                    ------------       ------------      -------------      ---------
     External revenues.......................       $     46,314       $      5,099      $      13,650      $  65,063
     Depreciation and amortization...........              1,475                767                  -          2,242
     Operating income (loss).................              2,902             (1,248)             2,913          4,567
     Total assets............................            155,302             72,998              6,021        234,321
     Capital expenditures....................                 73                140                  -            213

                                                               Quarter Ended March 27, 1999 (13 weeks)
                                                    -----------------------------------------------------------------
                                                      Automotive         Automotive
                                                        Carpet              Fabric         Other /(1)/        Total
                                                    ------------       ------------      -------------      ---------
     External revenues.......................       $     43,837       $     12,087      $       9,641      $  65,565
     Depreciation and amortization...........              1,318              1,050                  -          2,368
     Operating income (loss).................                732                162              3,085          3,979
     Total assets............................            156,527             78,550              3,081        238,158
     Capital expenditures....................                522                414                  -            936

(1) Other includes adjustments made pursuant to the transactions and arrangements between JPS Automotive and C&A Products. See Note 5.

                     JPS AUTOMOTIVE, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
                                  (Unaudited)

7.   Commitments and Contingencies

     See "PART II- OTHER INFORMATION, Item 1. Legal Proceedings." The ultimate outcome of the legal proceedings to which JPS Automotive is a party will not, in the opinion of JPS Automotive's management based on the facts presently known to it, have a material adverse effect on the consolidated financial condition or future results of operations of JPS Automotive.

     JPS Automotive is subject to various federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and certain other damages related to on-site and off-site contamination. JPS Automotive believes it has obtained or applied for the material permits necessary to conduct its business. To date, compliance with applicable environmental laws has not had and, in the opinion of management, based on the facts presently known to it, is not expected to have a material adverse effect on JPS Automotive's consolidated financial condition or future results of operations.

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

8.   Newly Issued Accounting Standards:

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

     In September 1999, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" ("EITF No. 99-5"). EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply agreements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. JPS Automotive adopted the provisions of EITF No. 99-5 on a prospective basis on December 26, 1999. The adoption of EITF No. 99-5 did not have a material impact on JPS Automotive's financial position or the results of operations. At April 1, 2000, JPS Automotive had assets of $4.0 million of molds, dies and other tools that are owned by suppliers.

                         JPS AUTOMOTIVE PRODUCTS CORP.
              (A Wholly-Owned Subsidiary of JPS Automotive, Inc.)
                                BALANCE SHEETS
                                  (Unaudited)

                                                         (Unaudited)
                                                           April 1,      December 25,
                                                             2000           1999
                                                       -------------     -------------
                                                                (in thousands)
                       ASSETS

Current assets - Cash...............................     $         1      $         1
                                                         ===========      ===========

   LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities                                              $         -      $         -
                                                         ===========      ===========

Shareholder's equity:
   Common stock, par value $0.01 per share;
     10,000,000 shares authorized,
     100 shares issued and outstanding..............               -                -
   Additional paid-in capital.......................               1                1
                                                         -----------      -----------

     Total shareholder's equity.....................               1                1
                                                         -----------      -----------
                                                         $         1      $         1
                                                         ===========      ===========

                            See accompanying note.

                         JPS AUTOMOTIVE PRODUCTS CORP.
              (A Wholly-Owned Subsidiary of JPS Automotive, Inc.)
                            NOTE TO BALANCE SHEETS
                                  (Unaudited)

     1.  Commitments and Contingencies

     JPS Automotive Products Corp. ("Products Corp.") is the co-obligor (and co-registrant) with JPS Automotive, Inc. of the 11-1/8% Senior Notes due 2001 (the "Senior Notes"), which had an outstanding balance of $87.1 million (including a premium of $1.1 million) as of April 1, 2000.

                     JPS AUTOMOTIVE, INC. AND SUBSIDIARIES

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

     JPS Automotive produces and supplies automotive textiles and specialty textile products to North American automobile and truck manufacturers. On December 11, 1996, C&A, through its subsidiaries, acquired JPS Automotive L.P. from Foamex in the 1996 Acquisition. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of JPS Automotive and Products Corp. included in this report.

Three Months Ended April 1, 2000 Compared to Three Months Ended March 27, 1999.

JPS Automotive's fiscal year ends on the last Saturday of December. The 2000 fiscal year will consist of 53 weeks. In a 53-week year, JPS Automotive's policy is to include the additional week in the first quarter of the year. As a result, the quarter ended April 1, 2000 consisted of 14 weeks. The quarter ended March 27, 1999 consisted of 13 weeks. Therefore, sales in all divisions and associated costs and expenses were impacted by the longer reporting period in the first quarter of 2000.

Net Sales: Net sales for JPS Automotive for the first quarter of 2000 were $65.1 million, compared to $65.6 million for the comparable 1999 period. The sales decline is attributable to lower sales volume of Automotive Fabrics due to program run-outs. Offsetting this decline is an increase in Automotive Carpet sales due to the inclusion of an additional week in the first quarter of 2000. In addition, sales in the first quarter of 2000 reflect a one-time billing by JPS Automotive to C&A Products of $1.2 million, under the intercompany arrangements. See Note 5 to the Condensed Consolidated Financial Statements.

Gross Profit: Gross profit as a percentage of sales for the first quarter of 2000 was 11.6%, up from 10.5% for the three months ended March 27, 1999. This increase is primarily due to additional sales resulting from the $1.2 million adjustment discussed above. This increase is partially offset by costs associated with the relocation of the headliner fabrics business from Cramerton, North Carolina to another fabrics facility.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 4.1% to $3.0 million, up $0.1 million from the comparable 1999 period. The increase is primarily due to additional provisions for uncollectible accounts receivable by Automotive Carpet. This increase is partially offset by reduced expenses resulting from the relocation of the Cramerton, North Carolina fabrics facility to another fabrics facility.

Interest Expense: Interest expense, net of interest income, decreased $0.1 million to $2.1 million in the first quarter of 2000. The decrease is attributed to higher interest income of $0.3 million. This decrease is partially offset by increased interest expense of $0.2 million on the Senior Notes which is primarily attributed to the impact of the additional week in the first quarter of fiscal 2000.

Income Taxes: The income tax provision in the first quarter of 2000 increased to $1.0 million from $0.7 million in the first quarter of 1999. JPS Automotive's effective tax rate for the first quarter of 2000 was 41.6% compared to 41.7 % in the first quarter of 1999.

Cumulative Effect of a Change in Accounting Principle: JPS Automotive adopted the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") at the beginning of 1999. SOP 98-5 provides guidance on the financial reporting of start-up activities as these costs are incurred instead of being capitalized and amortized. The initial impact of SOP 98-5 resulted in a charge of $0.8 million, net of income taxes of $0.5 million.

                     JPS AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income: The combined effect of the foregoing resulted in net income of $1.5 million during the three months ended April 1, 2000, compared to net income of $0.2 million during the comparable 1999 period.

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

     Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include general economic conditions in the markets in which JPS Automotive operates and industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer preferences, dependence on significant automotive customers, changes in the popularity of particular vehicle models or particular interior trim packages, the loss of programs on particular vehicle models, the level of competition in the automotive supply industry and pricing pressure from automotive customers, as well as factors more specific to JPS Automotive, such as the substantial leverage of JPS Automotive and limitations imposed by the Senior Notes. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see "Business" in the 1999 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 10-K, the Notes to JPS Automotive's Consolidated Financial Statements in the 1999 10-K, and above in this Form 10-Q and also see JPS Automotive's other filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     JPS Automotive does not have any exposure to market risk for changes in interest rates and foreign exchange rates.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          There have been no material developments in legal proceedings involving JPS Automotive or its subsidiaries since those reported, if any, in JPS Automotive's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

Exhibit
Number                              Description
------                              -----------

    2.1 Agreement and Plan of Merger dated as of January 1, 2000 by and between PACJ, Inc. and JPS Automotive L.P. is hereby incorporated by reference to Exhibit 2.1 of the Form 8-K of JPS Automotive and Products Corp. dated January 28, 2000.

 3(i).1 Certificate of Incorporation of Products Corp. is hereby incorporated by reference to Exhibit 3.1 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

 3(i).2 Certificate of Incorporation of PACJ, Inc. is hereby incorporated by reference to Exhibit 3.3 of the Form 10-K of JPS Automotive and Products Corp for fiscal 1999.

3(ii).1   By-laws of Products Corp. are hereby incorporated by reference to
          Exhibit 3.2 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

3(ii).2   Bylaws of PACJ, Inc. are hereby incorporated by reference to Exhibit
          3.4 of the Form 10-K of JPS Automotive and Products Corp. for fiscal 1999.

     27   Financial Data Schedules

(b)  Reports on Form 8-K

     During the quarter for which this Report on Form 10-Q is being filed, JPS Automotive and Products Corp. filed a Current Report on Form 8-K dated January 28, 2000 reporting under Item 1 thereof the merger of JPS Automotive with and into its general partner, PACJ, Inc. No financial statements were filed.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2000.




                                  JPS AUTOMOTIVE INC.

                             By:  /s/ Rajesh Shah
                                  ---------------
                                  Rajesh K. Shah
                                  Executive Vice President and
                                  Chief Financial Officer

                                  (On behalf of the Registrant and as Principal Financial and Chief Accounting Officer)


                                  JPS AUTOMOTIVE PRODUCTS CORP.

                             By:  /s/  Rajesh Shah
                                  ----------------
                                  Rajesh K. Shah
                                  Executive Vice President and
                                  Chief Financial Officer