Form 10-Q
period 2000-07-01
JPS AUTOMOTIVE INC; JPS AUTOMOTIVE PRODUCTS CORP
filed 2000-08-15
CIK 924902, 919233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the quarter ended July 1, 2000

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the transition period from ____ to____

                   Commission File Number 33-75510-01; 1-12944




                              JPS AUTOMOTIVE, INC.
                          JPS AUTOMOTIVE PRODUCTS CORP.
           (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)



(State or other Jurisdiction of                    (IRS Employer Identification)
incorporation or Organization)                                    No. 56-2001613
Delaware                                                          No. 57-0993690
Delaware

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

As of August 10, 2000, the number of outstanding shares of JPS Automotive Inc. and JPS Automotive Products Corp. common stock was 1,500 and 100, respectively.

PART  I  -  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.


                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                       QUARTER ENDED                 SIX MONTHS ENDED
                                                                   ----------------------        ------------------------
                                                                   JULY 1,        JUNE 26,        JULY 1,         JUNE 26,
                                                                    2000            1999           2000            1999
                                                                 (13 WEEKS)     (13 WEEKS)      (27 WEEKS)      (26 WEEKS)
                                                                   -------        -------        --------        --------

Net sales ...................................................      $55,888        $70,336        $120,951        $135,901
Cost of goods sold ..........................................       50,247         62,569         107,743         121,273
                                                                   -------        -------        --------        --------
Gross profit ................................................        5,641          7,767          13,208          14,628
Selling, general and administrative expenses ................        2,172          3,229           5,172           6,111
                                                                   -------        -------        --------        --------

Operating income ............................................        3,469          4,538           8,036           8,517
Interest expense, net .......................................        1,949          2,026           4,095           4,280
Other income, net ...........................................         (266)           (45)           (405)            (88)
                                                                   -------        -------        --------        --------

Income before income taxes ..................................        1,786          2,557           4,346           4,325
Income tax expense ..........................................          803          1,101           1,869           1,838
                                                                   -------        -------        --------        --------

Income before extraordinary charge and cumulative effect of a
   change in accounting principle ...........................          983          1,456           2,477           2,487
Cumulative effect of a change in accounting
   principle, net of income taxes of $528 ...................           --             --              --            (791)
                                                                   -------        -------        --------        --------

Net income ..................................................      $   983        $ 1,456        $  2,477        $  1,696
                                                                   =======        =======        ========        ========

                             See accompanying notes.

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             (UNAUDITED)
                                                                                JULY 1,      DECEMBER 25,
                                                                                 2000            1999
                                                                               --------        --------
                               ASSETS
Current assets:
   Cash and cash equivalents ............................................      $ 31,544        $    810
   Accounts receivable, net of allowance of
     $793 and $2,268 ....................................................        27,875          37,387
   Purchased receivables of affiliates ..................................           955           4,805
   Inventories ..........................................................         4,862           6,912
   Receivables from related parties .....................................         5,732          13,506
   Revolving loan due from C&A Products .................................         4,500           4,600
   Deferred tax assets ..................................................         1,148           1,685
   Other current assets .................................................            --           1,085
                                                                               --------        --------

     Total current assets ...............................................        76,616          70,790

Property, plant and equipment, net ......................................        46,055          48,308
Goodwill, net ...........................................................        96,417          97,757
Demand receivable due from C&A for income taxes .........................        10,411          10,601
Debt issuance costs, net ................................................           768           1,167
Other assets ............................................................         1,037           1,439
                                                                               --------        --------

                                                                               $231,304        $230,062

                LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current maturities of long-term debt .................................      $ 86,915        $     --
   Accounts payable .....................................................         5,489           7,241
   Accrued expenses .....................................................         9,181           8,612
                                                                               --------        --------

     Total current liabilities ..........................................       101,585          15,853

Long-term debt ..........................................................            --          87,370
Other liabilities .......................................................         9,327           8,924

Commitments and contingencies

Stockholder's equity:
   Common stock, no par (1,500 shares authorized, issued
     and outstanding at July 1, 2000 and December 25, 1999)..............        35,000          35,000
   Additional paid-in capital ...........................................       131,118         131,118
   Accumulated deficit ..................................................       (45,726)        (48,203)
                                                                               --------        --------

       Total stockholder's equity .......................................       120,392         117,915
                                                                               --------        --------

                                                                               $231,304        $230,062
                                                                               ========        ========

                             See accompanying notes.

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                -----------------------
                                                                  JULY 1,      JUNE 26,
                                                                  2000           1999
                                                               (27 WEEKS)     (26 WEEKS)
                                                                --------       --------
OPERATING ACTIVITIES:
Income from continuing operations                               $  2,477       $  2,487
Adjustments to derive cash flow from continuing
   operating activities:
     Deferred income tax expense                                   1,677          1,411
     Depreciation and amortization                                 4,450          4,828
     Interest accretion and debt issuance cost
        amortization                                                 (56)           (71)
     Changes in operating assets and liabilities                  11,139         (8,717)
                                                                --------       --------

       Net cash provided by (used in) operating activities        19,687            (62)

INVESTING ACTIVITIES:
Additions to property, plant, and equipment                         (867)        (3,519)
Payments on purchased receivables                                  3,850             --
                                                                --------       --------
       Net cash provided by (used in) investing activities         2,983         (3,519)
                                                                --------       --------

FINANCING ACTIVITIES:
Capital contributions from partners                                   --          3,528
Changes in amounts due C&A Products, net                           7,964         16,120
Net proceeds from revolving loans                                    100          1,500
                                                                --------       --------

       Net cash provided by financing activities                   8,064         21,148
                                                                --------       --------

Net increase in cash and cash equivalents                         30,734         17,567
Cash and cash equivalents at beginning of period                     810            171
                                                                --------       --------

Cash and cash equivalents at end of period                      $ 31,544       $ 17,738
                                                                ========       ========


                             See accompanying notes.

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         JPS Automotive's fiscal year ends on the last Saturday of December. The 2000 fiscal year will consist of 53 weeks. In a 53-week year, JPS Automotive's policy is to include the additional week in the first quarter of the year. As a result, the quarter ended April 1, 2000 consisted of 14 weeks. The quarters ended July 1, 2000, June 26, 1999 and March 27, 1999 consisted of 13 weeks.

         For further information, refer to the consolidated financial statements and notes thereto included in JPS Automotive's Report on Form 10-K for the fiscal year ended December 25, 1999 (the "1999 10-K").

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

         On January 28, 2000, JPS Automotive merged with and into its general partner PACJ, Inc. In the merger, all of the outstanding limited partnership interests previously owned by C&A Products and the general partnership interests held by PACJ, Inc. were canceled without any payment being made thereon. As a result of the merger, PACJ, Inc. has changed its name to JPS Automotive, Inc. and has assumed all of the obligations under the indenture governing the JPS Automotive 11-1/8% Senior Notes due 2001 (the "Senior Notes"). The merger was accounted for as a pooling of interests and prior year financial information has been restated to reflect the merger. Prior to the merger, the operations of PACJ, Inc. consisted of interest income on its intercompany loan with C&A Products. During the quarter and six months ended June 26, 1999, $45 thousand and $88 thousand, respectively, of interest income has been reflected in the accompanying statements of operations related to this loan. At December 25, 1999, $2.4 million was outstanding on this intercompany loan.

         Net income is the only component of comprehensive income. Comprehensive income for the quarters ended July 1, 2000 and June 26, 1999 was $1.0 million and $1.5 million, respectively. Comprehensive income for the six months ended July 1, 2000 and June 26, 1999 was $2.5 million and $1.7 million, respectively.


2.       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets acquired in the 1996 Acquisition, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill was $0.7 million and $1.4 million for the quarter and six months ended July 1, 2000, respectively, and $0.6 million and $1.3 million for the quarter and six months ended June 26, 1999, respectively. Accumulated amortization at July 1, 2000 was $9.4 million. The carrying value of goodwill is reviewed periodically based on the predicted undiscounted cash flows and pre-tax income over the remaining amortization periods. Should this review indicate that the

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


goodwill balance will not be recoverable, JPS Automotive's carrying value of the goodwill will be reduced. At July 1, 2000, JPS Automotive believes the recorded value of its goodwill of $96.4 million is fully recoverable.

3.       INVENTORIES:

         The components of inventories consist of (in thousands):

                                                        July 1,     December 25,
                                                         2000          1999
                                                        -------       -------
         Raw materials and supplies.................    $ 1,730       $ 2,492
         Work in process............................      2,601         2,752
         Finished goods.............................        531         1,668
                                                        -------       -------
                                                        $ 4,862       $ 6,912
                                                        =======       =======
4.       RESTRUCTURING:

         On February 10, 1999, C&A Products announced a comprehensive plan ("the Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses. During 1999, JPS Automotive recognized a restructuring charge related to the Reorganization of $0.3 million, representing severance costs associated with the reduction of administrative personnel at JPS Automotive's carpet facility. As of July 1, 2000, approximately $0.3 million had been spent in severance and related costs.

         On September 22, 1999, JPS Automotive completed the sale of its facility located in Cramerton, North Carolina for a sales price of $6 million, resulting in a loss on the sale of $4.9 million, and additional asset impairments, of certain machinery and equipment used in production, of $2.0 million. In addition, JPS Automotive established a reserve of $1.4 million for severance costs to be paid to the approximately 150 employees affected by the sale. At July 1, 2000, 156 employees had been terminated. As of July 1, 2000, approximately $1.0 million had been spent in severance and related costs. JPS Automotive and C&A Products are in the process of relocating the headliner business from the Cramerton, North Carolina facility to a C&A Products facility where C&A Products has begun producing headliner for JPS Automotive on a subcontract basis.

5.       RELATED-PARTY TRANSACTIONS AND ALLOCATIONS:

         At July 1, 2000, C&A Products has pledged the ownership interests in its significant subsidiaries, including its interests in JPS Automotive, as security for debt of C&A Products totaling $425.1 million.

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

         The transactions and arrangements and proposed transactions and arrangements include the following: (i) the provision by C&A Products of additional administrative, management, marketing and program management services pursuant to a pre-existing services agreement assigned to C&A Products by Foamex (the "Existing Services Agreement"), (ii) the purchase from and sale to C&A Products and its subsidiaries of certain manufacturing assets, (iii) the transfer of manufacturing responsibility for certain automotive programs, and for the manufacturing of automotive carpet roll goods, to C&A Products and its subsidiaries and from C&A Products to JPS Automotive, and (iv) the transfer of certain automotive programs from JPS Automotive to C&A Products and its subsidiaries and from C&A Products to JPS Automotive. For a description of the compensation to be paid by JPS Automotive to C&A Products and by C&A Products to JPS Automotive pursuant to the transactions and arrangements described above, see Note 12 to JPS Automotive's consolidated financial statements included in the 1999 10-K. During the first quarter of 2000, JPS Automotive evaluated the terms of its arrangement with C&A Products to produce automotive

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


carpet on a subcontract basis for a particular program and determined that certain costs had been excluded from the fee calculations. As a result, JPS Automotive billed C&A Products approximately $1.2 million, representing the cumulative amount owed to JPS Automotive for 1997, 1998 and 1999 under the terms of the intercompany arrangements.

         JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the quarters ended July 1, 2000 and June 26, 1999: (i) $1.9 million and $1.8 million, respectively, for administrative and other services, and (ii) $26.6 million and $27.7 million, respectively, for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, for the quarters ended July 1, 2000 and June 26, 1999, JPS Automotive recorded sales of $6.0 million and $4.4 million, respectively, relating to contract manufacturing services (including the sale of roll goods) provided to C&A Products and its subsidiaries.

         JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the six months ended July 1, 2000 and June 26, 1999: (i) $3.8 million and $3.6 million, respectively, for administrative and other services, and (ii) $57.1 million and $47.9 million, respectively, for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, for the six months ended July 1, 2000 and June 26, 1999, JPS Automotive recorded sales of $14.4 million and $9.1 million, respectively, relating to contract manufacturing services (including the sale of roll goods) provided to C&A Products and its subsidiaries.

         C&A Products and JPS Automotive entered into several additional arrangements including, among others, those described below.

         During the year ended December 27, 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products and C&A Products may borrow up to $5 million from JPS Automotive. The borrower is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement. During the second quarter of 2000, C&A Products was charged $57 thousand in net interest related to these revolving credit arrangements. No interest was charged during the quarter ended June 26, 1999 as there was no outstanding balance under this arrangement during the second quarter of 1999.

         In accordance with C&A Products' normal practice, C&A Products designed and produced tooling for JPS Automotive, for which JPS Automotive reimbursed C&A Products its costs. The development of tooling was managed by JPS Automotive prior to the 1996 Acquisition.

         During December 1999, as permitted by the indenture governing the Senior Notes, JPS Automotive purchased accounts receivable from a subsidiary of C&A Products located in Mexico for $4.8 million, representing a gross balance of $5.1 million, discounted at 5%. The purchased receivables have terms similar to JPS Automotive's trade accounts receivable. At July 1, 2000 there was an outstanding balance of $1.0 million owed to JPS Automotive under this arrangement. During the quarter and six months ended July 1, 2000, approximately $0.1 million and $0.2 million, respectively, of income was recognized.

         JPS Automotive and C&A Products generally settle intercompany balances within ten days after a period end. In December 1999, C&A Products began offering a two percent discount for early payment of intercompany balances. During the quarter and six months ended July 1, 2000, JPS Automotive paid intercompany payable balances with C&A Products of $22.3 million and $40.5 million, respectively, prior to July 1, 2000, and received a discount of $0.2 million for the quarter and $0.4 million for the six months ended July 1, 2000.

         During the six months ended June 26, 1999, Cramerton incurred costs of approximately $1.0 million related to the construction of additional space at a C&A Products facility and the purchase of additional machinery and equipment for the production of bodycloth. C&A Products is manufacturing bodycloth for JPS Automotive on a subcontract basis at this location.

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         On September 22, 1999, JPS Automotive completed the sale of its facility in Cramerton, North Carolina. JPS Automotive and C&A Products are relocating Cramerton's headliner business to a C&A Products facility where C&A Products has begun producing headliner for JPS Automotive on a subcontract basis. In connection with this move, during the six months ended July 1, 2000, Cramerton capitalized costs of $0.1 million related to the purchase of additional machinery and equipment for the production of headliner.

         C&A Products and JPS Automotive are also parties to a tax sharing agreement (the "Tax Sharing Agreement") that was assigned to C&A Products by Foamex in connection with the 1996 Acquisition. The Tax Sharing Agreement provides that JPS Automotive will make certain payments to its partners (principally C&A Products) in amounts equal to the taxes JPS Automotive would be required to pay if it were separately taxed. JPS Automotive and C&A Products maintain the Tax Sharing Agreement in lieu of adding JPS Automotive as a party to C&A's tax sharing arrangement. For the six months ended July 1, 2000, JPS Automotive recorded $0.2 million as an estimated amount due to C&A Products under the terms of the Tax Sharing Agreement. For the six months ended June 26, 1999, JPS Automotive recorded $0.4 million as an estimated amount due to C&A Products under the terms of the Tax Sharing Agreement.

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


         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                                        SIX MONTHS ENDED
                                                    --------------------------
                                                    JULY 1,           JUNE 26,
                                                     2000               1999
                                                    -------           --------
                   General Motors.............        42%               46%
                   Toyota.....................        13%               13%
                   DaimlerChrysler A.G........        21%               13%


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

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Information about JPS Automotive's reportable segments is presented below (in thousands).


                                      QUARTER ENDED JULY 1, 2000 (13 WEEKS)
                                 ---------------------------------------------
                                 AUTOMOTIVE   AUTOMOTIVE
                                   CARPET       FABRIC     OTHER (1)     TOTAL
                                 ----------   ----------   ---------     -----

External revenues............... $   45,217   $    2,048   $   8,623   $ 55,888
Depreciation and amortization...      1,731          477          --      2,208
Operating income (loss) ........      3,389         (688)        768      3,469
Total assets....................    155,141       74,261       1,902    231,304
Capital expenditures ...........        654           --          --        654


                                      QUARTER ENDED JUNE 26, 1999 (13 WEEKS)
                                 ---------------------------------------------
                                 AUTOMOTIVE   AUTOMOTIVE
                                   CARPET       FABRIC     OTHER (1)     TOTAL
                                 ----------   ----------   ---------     -----
External revenues............... $   48,395   $   11,726   $  10,215   $ 70,336
Depreciation and amortization...      1,357        1,103          --      2,460
Operating income ...............      1,366          171       3,001      4,538
Total assets....................    159,444       81,104       3,531    244,079
Capital expenditures ...........        872        1,711          --      2,583

                                     SIX MONTHS ENDED JULY 1, 2000 (27 WEEKS)
                                 ---------------------------------------------
                                 AUTOMOTIVE   AUTOMOTIVE
                                   CARPET       FABRIC     OTHER (1)     TOTAL
                                 ----------   ----------   ---------     -----
External revenues............... $   91,531   $    7,147   $  22,273   $120,951
Depreciation and amortization...      3,206        1,244          --      4,450
Operating income (loss).........      6,291       (1,936)      3,681      8,036
Total assets....................    155,141       74,261       1,902    231,304
Capital expenditures ...........        727          140          --        867

                                    SIX MONTHS ENDED JUNE 26, 1999 (26 WEEKS)
                                 ---------------------------------------------
                                 AUTOMOTIVE   AUTOMOTIVE
                                   CARPET       FABRIC     OTHER (1)     TOTAL
                                 ----------   ----------   ---------     -----
External revenues............... $   92,232   $   23,813   $  19,856   $135,901
Depreciation and amortization...      2,675        2,153          --      4,828
Operating income ...............      2,098          333       6,086      8,517
Total assets....................    159,444       81,104       3,531    244,079
Capital expenditures ...........      1,394        2,125          --      3,519

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

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         In September 1999, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" ("EITF No. 99-5"). EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply agreements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. The company adopted the provisions of EITF No. 99-5 on a prospective basis on December 26, 1999. The adoption of EITF No. 99-5 did not have a material impact on JPS Automotive's financial position or the results of operations. At July 1, 2000, JPS Automotive had assets of $1.1 million of molds, dies and other tools that are owned by suppliers.

9.       SUBSEQUENT EVENT

         On July 24, 2000, $5.9 million principal amount of JPS Automotive, Inc. 11 1/8% Senior Notes due 2001 (the "Senior Notes") were purchased by JPS Automotive on the open market and retired.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE, INC.)
                                 BALANCE SHEETS




                                                    (UNAUDITED)
                                                      JULY 1,       DECEMBER 25,
                                                        2000            1999
                                                    -----------     ------------
                                                          (in thousands)
                           ASSETS

Current assets - Cash.............................  $         1     $          1
                                                    ===========     ============

     LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities ......................................  $        --     $         --
                                                    -----------     ------------
Shareholder's equity:
     Common stock, par value $0.01 per share;
         10,000,000 shares authorized,
         100 shares issued and outstanding........           --               --
     Additional paid-in capital...................            1                1
                                                    -----------     ------------

         Total shareholder's equity...............            1                1
                                                    -----------     ------------
                                                    $         1     $          1
                                                    ===========     ============


                             See accompanying note.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE, INC.)
                             NOTE TO BALANCE SHEETS
                                   (UNAUDITED)



1.       COMMITMENTS AND CONTINGENCIES

         JPS Automotive Products Corp. ("Products Corp.") is a joint obligor (and co-registrant) with JPS Automotive, Inc. of the 11-1/8% Senior Notes due 2001 (the "Senior Notes"), which had an outstanding balance of $86.9 million (including a premium of $0.9 million) as of July 1, 2000.

         On July 24, 2000, $5.9 million principal amount of the JPS Automotive Senior Notes were purchased by JPS Automotive on the open market and retired.

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES

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

SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JUNE 26, 1999.

JPS Automotive's fiscal year ends on the last Saturday of December. The 2000 fiscal year will consist of 53 weeks. In a 53-week year, JPS Automotive's policy is to include the additional week in the first quarter of the year. As a result, the six months ended July 1, 2000 consisted of 27 weeks. Therefore, sales in all divisions and associated costs and expenses were impacted by the longer reporting period for the six months ended July 1, 2000.

NET SALES: Net sales for JPS Automotive for the six months ended July 1, 2000 decreased 11.0% from $135.9 million to $121.0 million for the six months ended July 1, 2000. The primary reason for the sales decline is attributable to program run-outs in Automotive Fabric.

GROSS PROFIT: Gross profit as a percentage of sales for the six months ended July 1, 2000 was 10.9% compared to 10.8% for the six months ended June 26, 1999.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES: Selling, general, and administrative expenses decreased 15.4% to $5.2 million for the six months ended July 1, 2000, down $0.9 million from the comparable 1999 period. The decrease is related to reduced expenses resulting from the relocation of the Cramerton, North Carolina fabrics facility to another fabrics facility. This decrease is partially offset by additional provisions for uncollectible accounts receivable by Automotive Carpet.

INTEREST EXPENSE: Interest expense, net of interest income, was $4.1 million for the six months ended July 1, 2000, compared to $4.3 million for the six months ended June 26, 1999. The decrease is primarily due to higher interest income in 2000 resulting from increased cash balances.

OTHER INCOME: JPS Automotive had other income of $0.4 million for the six months ended July 1, 2000, compared to $0.1 million in the comparable 1999 period. The increase is primarily due to income recognized on the accounts receivable purchased from a subsidiary of C&A Products in December, 1999.

INCOME TAXES: The income tax provision for the six months ended July 1, 2000 increased to $1.9 million from $1.8 million in the comparable 1999 period. JPS Automotive's effective tax rate for the six months ended July 1, 2000 was 43.0% compared to 42.5% for the six months ended June 26, 1999.

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

NET INCOME: Net income was $2.5 million for the six months ended July 1, 2000 and $1.7 million for the six months ended June 26, 1999 primarily due to the reasons cited above.

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES

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

         The JPS Automotive Senior Notes will mature in June, 2001. JPS Automotive currently plans to satisfy the obligation with cash generated from operations, with a portion being refinanced by C&A Products.

         On July 24, 2000, $5.9 million principal amount of the JPS Automotive Senior Notes were purchased by JPS Automotive on the open market and retired.

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

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include general economic conditions in the markets in which JPS Automotive operates and industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer preferences, dependence on significant automotive customers, changes in the popularity of particular vehicle models or particular interior trim packages, the loss of programs on particular vehicle models, the level of competition in the automotive supply industry and pricing pressure from automotive customers, as well as factors more specific to JPS Automotive, such as the substantial leverage of JPS Automotive and limitations imposed by the Senior Notes. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see "Business" in the 1999 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 10-K, the Notes to JPS Automotive's Consolidated Financial Statements in the 1999 10-K, the Company's report on Form 10-Q for the fiscal quarter ended April 1, 2000 and above in this Form 10-Q and also see JPS Automotive's other filings with the Securities and Exchange Commission.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)   Exhibits.

Exhibit
Number                              Description
-------                             -----------

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

  3(i).2 Certificate of Incorporation of PACJ, Inc. is hereby incorporated by reference to Exhibit 3.3 of the Form 10-K of JPS Automotive and Products Corp for the fiscal year ended December 25, 1999.

  3(ii).1 By-laws of Products Corp. are hereby incorporated by reference to Exhibit 3.2 of Products Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

  3(ii).2       By-laws of PACJ, Inc. are hereby incorporated by reference to
                Exhibit 3.4 of the Form 10-K of JPS Automotive and Products Corp. for the fiscal year ended December 25, 1999.

    27          Financial Data Schedules


(b)      Reports on Form 8-K

         During the quarter for which this Report on Form 10-Q is filed, JPS Automotive and Products Corp. did not file any reports on Form 8-K.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 15th day of August, 2000.

                                       JPS AUTOMOTIVE INC.


                                  By:  /s/  Rajesh Shah
                                       -----------------------------------------
                                       Rajesh K. Shah
                                       Executive Vice President and
                                       Chief Financial Officer

                                       (On behalf of the Registrant and as
                                       Principal Financial and Chief Accounting
                                       Officer)


                                       JPS AUTOMOTIVE PRODUCTS CORP.

                                  By:  /s/  Rajesh Shah
                                       -----------------------------------------
                                       Rajesh K. Shah
                                       Executive Vice President and
                                       Chief Financial Officer