Form 10-Q
period 2000-09-30
JPS AUTOMOTIVE INC; JPS AUTOMOTIVE PRODUCTS CORP
filed 2000-11-14
CIK 924902, 919233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2000

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the transition period from _____ to____

                   Commission File Number 33-75510-01; 1-12944




                              JPS AUTOMOTIVE, INC.
                          JPS AUTOMOTIVE PRODUCTS CORP.
           (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)



(State or other Jurisdiction of                    (IRS Employer Identification
     incorporation or Organization)                              No. 56-2001613
Delaware                                                         No. 57-0993690)
Delaware

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

As of November 10, 2000, the number of outstanding shares of JPS Automotive Inc. and JPS Automotive Products Corp. common stock was 1,500 and 100, respectively.

PART  I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               QUARTER ENDED                       NINE MONTHS ENDED
                                                       -------------------------------      ------------------------------
                                                       SEPTEMBER 30,     SEPTEMBER 25,      SEPTEMBER 30,    SEPTEMBER 25,
                                                            2000              1999              2000              1999
                                                         (13 WEEKS)        (13 WEEKS)        (40 WEEKS)        (39 WEEKS)
                                                         ---------         ---------         ---------         ---------
Net sales .......................................        $  53,082         $  60,066         $ 174,033         $ 195,967
Cost of goods sold ..............................           48,591            55,153           156,334           176,426
                                                         ---------         ---------         ---------         ---------
Gross profit ....................................            4,491             4,913            17,699            19,541
Selling, general and administrative expenses ....            2,276             2,744             7,448             8,855
Restructuring charge ............................               --             6,637                --             6,637
                                                         ---------         ---------         ---------         ---------

Operating income (loss) .........................            2,215            (4,468)           10,251             4,049
Interest expense, net ...........................            1,515             2,046             5,610             6,326
Other expense (income), net .....................                2               (46)             (403)             (134)
                                                         ---------         ---------         ---------         ---------

Income (loss) before income taxes ...............              698            (6,468)            5,044            (2,143)
Income tax expense (benefit) ....................              295            (2,323)            2,164              (485)
                                                         ---------         ---------         ---------         ---------

Income (loss) before extraordinary charge and
   cumulative effect of a change in accounting
   principle ....................................              403            (4,145)            2,880            (1,658)
Extraordinary charge, net of income taxes of $457             (686)               --              (686)               --
Cumulative effect of a change in accounting
   principle, net of income taxes of $528 .......               --                --                --              (791)
                                                         ---------         ---------         ---------         ---------

Net income (loss) ...............................        $    (283)        $  (4,145)        $   2,194         $  (2,449)
                                                         =========         =========         =========         =========

                             See accompanying notes.

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                (UNAUDITED)
                                                                SEPTEMBER 30,        DECEMBER 25,
                               ASSETS                               2000                 1999
                                                                  ---------           ---------
Current assets:
   Cash and cash equivalents ...........................          $     831           $     810
   Accounts receivable, net of allowance of
     $729 and $2,268 ...................................             31,758              37,387
   Purchased receivables of affiliates .................                701               4,805
   Inventories .........................................              5,819               6,912
   Receivables from related parties ....................                 --              13,506
   Revolving loan due from C&A Products ................              4,717               4,600
   Deferred tax assets .................................              1,218               1,685
   Other current assets ................................                 --               1,085
                                                                  ---------           ---------

     Total current assets ..............................             45,044              70,790

Property, plant and equipment, net .....................             45,110              48,308
Goodwill, net ..........................................             95,717              97,757
Demand receivable due from C&A for income taxes ........             11,032              10,601
Debt issuance costs, net ...............................                230               1,167
Other assets ...........................................                517               1,439
                                                                  ---------           ---------

                                                                  $ 197,650           $ 230,062
                                                                  =========           =========

                LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current maturities of long-term debt ................          $  48,387           $      --
   Accounts payable ....................................              7,184               7,241
   Payables to related parties .........................              1,691                  --
   Accrued expenses ....................................             10,422               8,612
                                                                  ---------           ---------

     Total current liabilities .........................             67,684              15,853

Long-term debt .........................................                 --              87,370
Other liabilities ......................................              9,857               8,924

Commitments and contingencies...........................

Stockholder's equity:
   Common stock, no par (1,500 shares authorized, issued
   and outstanding at September 30, 2000 and December ..             35,000              35,000
   25, 1999)............................................
   Additional paid-in capital ..........................            131,118             131,118
   Accumulated deficit .................................            (46,009)            (48,203)
                                                                  ---------           ---------

       Total stockholder's equity ......................            120,109             117,915
                                                                  ---------           ---------
                                                                  $ 197,650           $ 230,062
                                                                  =========           =========

                             See accompanying notes.

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         NINE MONTHS ENDED
                                                                  --------------------------------
                                                                  SEPTEMBER 30,      SEPTEMBER 25,
                                                                      2000               1999
                                                                   (40 WEEKS)         (39 WEEKS)
                                                                    --------           --------
OPERATING ACTIVITIES:
Income (loss) from continuing operations .................          $  2,880           $ (1,658)
Adjustments to derive cash flow from continuing
   operating activities:
     Impairment of long-lived assets .....................                --              4,862
     Deferred income tax expense .........................             2,137                635
     Depreciation and amortization .......................             6,871              7,214
     Interest accretion and debt issuance cost
        amortization .....................................              (110)               (91)
     Changes in operating assets and liabilities .........             9,734             (6,320)
                                                                    --------           --------

       Net cash provided by operating activities .........            21,512              4,642
                                                                    --------           --------

INVESTING ACTIVITIES:
Additions to property, plant, and equipment ..............            (1,451)            (7,198)
Sales of property, plant, and equipment ..................               285              5,548
Payments received on purchased receivables ...............             4,104                 --
Other, net ...............................................                --                387
                                                                    --------           --------

       Net cash provided by (used in) investing activities             2,938             (1,263)
                                                                    --------           --------

FINANCING ACTIVITIES:
Repayment of long-term debt ..............................           (39,078)                --
Distributions to C&A Products ............................                --             (3,000)
Capital contributions from partners ......................                --              3,528
Changes in amounts due C&A Products, net .................            14,766              6,894
Net repayments and advances on revolving loans ...........              (117)            (3,000)
                                                                    --------           --------

       Net cash provided by (used in) financing activities           (24,429)             4,422
                                                                    --------           --------

Net increase in cash and cash equivalents ................                21              7,801
Cash and cash equivalents at beginning of period .........               810                171
                                                                    --------           --------

Cash and cash equivalents at end of period ...............          $    831           $  7,972
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

         JPS Automotive's fiscal year ends on the last Saturday of December. The 2000 fiscal year will consist of 53 weeks. In a 53-week year, JPS Automotive's policy is to include the additional week in the first quarter of the year. As a result, the quarter ended April 1, 2000 consisted of 14 weeks. The quarters ended September 30, 2000, July 1, 2000, September 25, 1999, June 26, 1999 and March 27, 1999 consisted of 13 weeks.

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

         On January 28, 2000, JPS Automotive L.P. merged with and into its general partner PACJ, Inc. In the merger, all of the outstanding limited partnership interests previously owned by C&A Products and the general partnership interests held by PACJ, Inc. were canceled without any payment being made thereon. As a result of the merger, PACJ, Inc. has changed its name to JPS Automotive, Inc. and has assumed all of the obligations under the indenture governing the JPS Automotive 11-1/8% Senior Notes due 2001 (the "Senior Notes"). The merger was accounted for as a pooling of interests and prior year financial information has been restated to reflect the merger. Prior to the merger, the operations of PACJ, Inc. consisted of interest income on its intercompany loan with C&A Products. During the quarter and nine months ended September 25, 1999, $46 thousand and $134 thousand, respectively, of interest income has been reflected in the accompanying statements of operations related to this loan. At December 25, 1999, $2.4 million was outstanding on this intercompany loan.

         Net income (loss) is the only component of comprehensive income (loss). During the quarters ended September 30, 2000 and September 25, 1999, JPS Automotive recognized a comprehensive loss of $0.3 million and $4.2 million, respectively. Comprehensive income was $2.2 million for the nine months ended September 30, 2000, compared to a comprehensive loss of $2.5 million for the nine months ended September 25, 1999.

         JPS Automotive repurchased $38 million principal amount of JPS Automotive Senior Notes on the open market at prices in excess of carrying value resulting in an extraordinary charge of $0.7 million during the third quarter of 2000. The remaining Senior Notes mature June 15, 2001 and have been classified as current in the accompanying September 30, 2000 condensed consolidated balance sheet.

2.       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets acquired in the 1996 Acquisition, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill was $0.7 million and $2.1 million for the quarter and nine months ended September 30, 2000, respectively, and $0.7 million and $2.0 million for the quarter and nine months ended September 25, 1999, respectively. Accumulated amortization at September 30, 2000 was $10.1 million. The carrying value of goodwill is reviewed periodically based on the projected undiscounted cash flows and pre-tax income over the remaining amortization periods. Should this

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

review indicate that the goodwill balance will not be recoverable, JPS Automotive's carrying value of the goodwill will be reduced. At September 30, 2000, JPS Automotive believes the recorded value of its goodwill of $95.7 million is fully recoverable.

3.       INVENTORIES:

         The components of inventories consist of (in thousands):

                                 September 30,    December 25,
                                     2000            1999
                                    ------          ------

Raw materials and supplies          $1,873          $2,492
Work in process ..........           3,885           2,752
Finished goods ...........              61           1,668
                                    ------          ------
                                    $5,819          $6,912
                                    ======          ======

4.       RESTRUCTURING:

         On February 10, 1999, C&A Products announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses. During 1999, JPS Automotive recognized a restructuring charge related to the Reorganization of $0.3 million, representing severance costs associated with the reduction of administrative personnel at JPS Automotive's carpet facility. As of September 30, 2000, approximately $0.3 million had been spent in severance and related costs.

         On September 22, 1999, JPS Automotive completed the sale of its facility located in Cramerton, North Carolina for a sales price of $6 million, resulting in a loss on the sale of $4.9 million, and additional asset impairments, of certain machinery and equipment used in production, of $2.0 million. In addition, JPS Automotive established a reserve of $1.4 million for severance costs to be paid to the approximately 150 employees affected by the sale. At September 30, 2000, all employees affiliated with the Cramerton facility had been terminated. As of September 30, 2000, approximately $1.3 million had been spent in severance and related costs. During the third quarter of 2000, JPS Automotive and C&A Products completed the relocation of the headliner business from the Cramerton, North Carolina facility to a C&A Products facility where C&A Products is producing headliner for JPS Automotive on a subcontract basis.

5.       RELATED-PARTY TRANSACTIONS AND ALLOCATIONS:

         At September 30, 2000, C&A Products has pledged the ownership interests in its significant subsidiaries, including its interests in JPS Automotive, as security for debt of C&A Products totaling $414.9 million.

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

         The transactions and arrangements and proposed transactions and arrangements include the following: (i) the provision by C&A Products of additional administrative, management, marketing and program management services pursuant to a pre-existing services agreement assigned to C&A Products by Foamex (the "Existing Services Agreement"), (ii) the purchase from and sale to C&A Products and its subsidiaries of certain manufacturing assets, (iii) the transfer of manufacturing responsibility for certain automotive programs, and for the manufacturing of automotive carpet roll goods, to C&A Products and its subsidiaries and from C&A Products to JPS Automotive, and (iv) the transfer of certain automotive programs from JPS Automotive to C&A Products and its subsidiaries and from C&A Products to JPS Automotive. For a description of the compensation to be paid by JPS Automotive to C&A Products and by C&A Products to JPS Automotive pursuant to the transactions and arrangements described above, see Note 12 to JPS Automotive's consolidated financial statements included in the 1999 10-K. During the first quarter of 2000, JPS Automotive evaluated the terms of its arrangement with C&A Products to produce automotive carpet on a subcontract basis for a particular program and determined that certain costs had been

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

excluded from the fee calculations. As a result, JPS Automotive billed C&A Products approximately $1.2 million, representing the cumulative amount owed to JPS Automotive for 1997, 1998 and 1999 under the terms of the intercompany arrangements.

         JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the quarters ended September 30, 2000 and September 25, 1999: (i) $1.8 million and $1.9 million, respectively, for administrative and other services, and (ii) $29.4 million and $26.8 million, respectively, for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, for the quarters ended September 30, 2000 and September 25, 1999, JPS Automotive recorded sales of $5.5 million and $5.6 million, respectively, relating to contract manufacturing services (including the sale of roll goods) provided to C&A Products and its subsidiaries.

         JPS Automotive paid or accrued the following amounts in connection with the transactions and arrangements described above and related transactions for the nine months ended September 30, 2000 and September 25, 1999: (i) $5.6 million and $5.5 million, respectively, for administrative and other services, and (ii) $86.5 million and $74.7 million, respectively, for contract manufacturing services (including the purchase of roll goods) provided to JPS Automotive by C&A Products and its subsidiaries. In addition, for the nine months ended September 30, 2000 and September 25, 1999, JPS Automotive recorded sales of $20.0 million and $14.7 million, respectively, relating to contract manufacturing services (including the sale of roll goods) provided to C&A Products and its subsidiaries.

         C&A Products and JPS Automotive entered into several additional arrangements including, among others, those described below.

         During the year ended December 27, 1997, C&A Products and JPS Automotive entered into reciprocal revolving credit arrangements whereby JPS Automotive may borrow up to $5 million from C&A Products and C&A Products may borrow up to $5 million from JPS Automotive. The borrower is charged interest on any outstanding balance at a rate equal to the rate charged to C&A Products under its revolving credit agreement. During the third quarter of 2000, C&A Products was charged $49 thousand in net interest related to these revolving credit arrangements. No interest was charged during the quarter ended September 25, 1999. During the nine months ended September 30, 2000 and September 25, 1999, C&A Products was charged $0.1 million and $12 thousand, respectively, in net interest related to these revolving credit arrangements.

         In accordance with C&A Products' normal practice, C&A Products designed and produced tooling for JPS Automotive, for which JPS Automotive reimbursed C&A Products its costs. The development of tooling was managed by JPS Automotive prior to the 1996 Acquisition.

         During December 1999, as permitted by the indenture governing the Senior Notes, JPS Automotive purchased accounts receivable from a subsidiary of C&A Products located in Mexico for $4.8 million, representing a gross balance of $5.1 million, discounted at 5%. The purchased receivables have terms similar to JPS Automotive's trade accounts receivable. At September 30, 2000 there was an outstanding balance of $0.7 million owed to JPS Automotive under this arrangement. During the nine months ended September 30, 2000, approximately $0.2 million of income was recognized.

         JPS Automotive and C&A Products generally settle intercompany balances within ten days after a period end. In December 1999, C&A Products began offering a two percent discount for early payment of intercompany balances. During the quarter and nine months ended September 30, 2000, JPS Automotive paid intercompany payable balances with C&A Products of $21.2 million and $61.7 million, respectively, prior to September 30, 2000, and received a discount of $0.4 million for the quarter and $0.8 million for the nine months ended September 30, 2000.

         During the nine months ended September 25, 1999, Cramerton incurred costs of approximately $1.1 million related to the construction of additional space at a C&A Products facility and the purchase of additional machinery and equipment for the production of bodycloth. C&A Products is manufacturing bodycloth for JPS Automotive on a subcontract basis at this location.

         On September 22, 1999, JPS Automotive completed the sale of its facility in Cramerton, North Carolina. JPS Automotive and C&A Products

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

completed the relocation of Cramerton's headliner business to a C&A Products facility where C&A Products is producing headliner for JPS Automotive on a subcontract basis. In connection with this move, during the nine months ended September 30, 2000, Cramerton capitalized costs of $0.1 million related to the purchase of additional machinery and equipment for the production of headliner.

         C&A Products and JPS Automotive are also parties to a tax sharing agreement (the "Tax Sharing Agreement") that was assigned to C&A Products by Foamex in connection with the 1996 Acquisition. The Tax Sharing Agreement provides that JPS Automotive will make certain payments to its partners (principally C&A Products) in amounts equal to the taxes JPS Automotive would be required to pay if it were separately taxed. JPS Automotive and C&A Products maintain the Tax Sharing Agreement in lieu of adding JPS Automotive as a party to C&A's tax sharing arrangement. For the nine months ended September 30, 2000, JPS Automotive recorded $0.4 million as an estimated amount due from C&A Products under the terms of the Tax Sharing Agreement. For the nine months ended September 25, 1999, JPS Automotive recorded $1.1 million as an estimated amount due to C&A Products under the terms of the Tax Sharing Agreement.

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


         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                NINE MONTHS ENDED
                          -----------------------------
                          SEPTEMBER 30,   SEPTEMBER 25,
                              2000           1999
                          -------------   -------------
General Motors ....            40%            45%
Toyota ............            13%            13%
DaimlerChrysler A.G            20%            15%


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


                                                     QUARTER ENDED SEPTEMBER 30, 2000 (13 WEEKS)
                                       -------------------------------------------------------------------
                                       AUTOMOTIVE        AUTOMOTIVE
                                         CARPET            FABRIC              OTHER (1)           TOTAL
                                       ----------        ----------           ----------         ---------
External revenues ...........          $  39,458          $     175           $  13,449          $  53,082
Depreciation and amortization              1,566                855                  --              2,421
Operating income (loss) .....              1,477               (289)              1,027              2,215
Total assets ................            137,858             57,541               2,251            197,650
Capital expenditures ........                584                 --                  --                584


                                                      QUARTER ENDED SEPTEMBER 25, 1999 (13 WEEKS)
                                       -------------------------------------------------------------------
                                       AUTOMOTIVE        AUTOMOTIVE
                                         CARPET            FABRIC              OTHER (1)           TOTAL
                                       ----------        ----------           ----------         ---------
External revenues ...........          $  42,263          $   8,051           $   9,752          $  60,066
Depreciation and amortization              1,321              1,065                  --              2,386
Operating income (loss) .....                515             (7,616)              2,633             (4,468)
Total assets ................            153,541             75,126               2,877            231,544
Capital expenditures ........              3,181                498                  --              3,679


                                                       NINE MONTHS ENDED SEPTEMBER 30, 2000 (40 WEEKS)
                                       -------------------------------------------------------------------
                                       AUTOMOTIVE        AUTOMOTIVE
                                         CARPET            FABRIC              OTHER (1)           TOTAL
                                       ----------        ----------           ----------         ---------
External revenues ...........          $ 130,989          $   7,322           $  35,722          $ 174,033
Depreciation and amortization              4,772              2,099                  --              6,871
Operating income (loss) .....              7,768             (2,225)              4,708             10,251
Total assets ................            137,858             57,541               2,251            197,650
Capital expenditures ........              1,311                140                  --              1,451


                                                    NINE MONTHS ENDED SEPTEMBER 25, 1999 (39 WEEKS)
                                       -------------------------------------------------------------------
                                       AUTOMOTIVE        AUTOMOTIVE
                                         CARPET            FABRIC              OTHER (1)           TOTAL
                                       ----------        ----------           ----------         ---------
External revenues ...........          $ 134,495          $  31,864           $  29,608          $ 195,967
Depreciation and amortization              3,996              3,218                  --              7,214
Operating income (loss) .....              2,613             (7,283)              8,719              4,049
Total assets ................            153,541             75,126               2,877            231,544
Capital expenditures ........              4,575              2,623                  --              7,198

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

                      JPS AUTOMOTIVE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

condition or future results of operations.

         In December 1997, another subsidiary of C&A Products assumed substantially all of the environmental liabilities of JPS Automotive and its subsidiaries in exchange for a payment from JPS Automotive of approximately $4.1 million. JPS Automotive remains contingently liable for these environmental liabilities.

         Although it is possible that new information or future events could require JPS Automotive to reassess its potential exposure relating to its exposure for environmental matters, management believes that, based on the facts presently known to it, the resolution of such environmental matters will not have a material adverse effect on JPS Automotive's consolidated financial condition or future results of operations. The possibility exists, however, that new environmental legislation may be passed or environmental regulations may be adopted or other environmental conditions may be found to exist, that may require expenditures not currently anticipated which may be material, and there can be no assurance that JPS Automotive has identified or properly assessed all potential environmental liabilities arising from its activities or properties, its present and former subsidiaries and their corporate predecessors.

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

         In September 1999, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" ("EITF No. 99-5"). EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply agreements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. JPS Automotive adopted the provisions of EITF No. 99-5 on a prospective basis on December 26, 1999. The adoption of EITF No. 99-5 did not have a material impact on JPS Automotive's financial position or the results of operations. At September 30, 2000, JPS Automotive had no assets recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs or molds, dies and other tools that are customer-owned and approximately $0.3 million for molds, dies and other tools that JPS Automotive owns.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE, INC.)
                                 BALANCE SHEETS

                                                      (UNAUDITED)
                                                      SEPTEMBER 30,       DECEMBER 25,
                                                          2000                 1999
                                                       ----------          ----------
                                                               (in thousands)
                           ASSETS

Current assets - Cash .......................          $        1          $        1

     LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities .................................          $       --          $       --
                                                       ----------          ----------
Shareholder's equity:
     Common stock, par value $0.01 per share;
         10,000,000 shares authorized,
         100 shares issued and outstanding ..                  --                  --
     Additional paid-in capital .............                   1                   1
                                                       ----------          ----------

         Total shareholder's equity .........                   1                   1
                                                       ----------          ----------
                                                       $        1          $        1
                                                       ==========          ==========

                             See accompanying note.

                          JPS AUTOMOTIVE PRODUCTS CORP.
               (A WHOLLY-OWNED SUBSIDIARY OF JPS AUTOMOTIVE, INC.)
                             NOTE TO BALANCE SHEETS
                                   (UNAUDITED)


1.       COMMITMENTS AND CONTINGENCIES

         JPS Automotive Products Corp. ("Products Corp.") is a joint obligor (and co-registrant) with JPS Automotive, Inc. of the 11-1/8% Senior Notes due 2001 (the "Senior Notes"), which had an outstanding balance of $48.4 million (including a premium of $0.3 million) as of September 30, 2000.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 25, 1999.

JPS Automotive's fiscal year ends on the last Saturday of December. The 2000 fiscal year will consist of 53 weeks. In a 53-week year, JPS Automotive's policy is to include the additional week in the first quarter of the year. As a result, the nine months ended September 30, 2000 consisted of 40 weeks compared to 39 weeks for the nine months ended September 25, 1999. Therefore, sales in all divisions and associated costs and expenses were impacted by the longer reporting period for the nine months ended September 30, 2000.

NET SALES: Net sales for JPS Automotive for the nine months ended September 30, 2000 decreased 11.2% from $196.0 million to $174.0 million for the nine months ended September 30, 2000. The primary reason for the sales decline is attributable to program run-outs in Automotive Fabric.

GROSS PROFIT: Gross profit as a percentage of sales for the nine months ended September 30, 2000 remained relatively flat at 10.2% compared to 10.0% for the nine months ended September 25, 1999.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES: Selling, general, and administrative expenses decreased 15.9% to $7.4 million for the nine months ended September 30, 2000, down $1.4 million from the comparable 1999 period. The decrease is related to reduced expenses resulting from the relocation of the Cramerton, North Carolina fabrics facility to another fabrics facility. This decrease is partially offset by additional provisions for uncollectible accounts receivable by Automotive Carpet.

RESTRUCTURING: During the nine months ended September 25, 1999, JPS Automotive recognized a restructuring charge of $6.6 million. Approximately $4.9 million of the charge represents the loss on the sale of the Cramerton, North Carolina fabrics facility. The remaining $1.7 million relates to severance benefits for the approximately 150 employees affected by the sale. In addition, JPS Automotive recognized $0.3 million of severance expense related to employee reductions occurring at JPS Automotive's Carpet facility in conjunction with a reorganization at C&A Products.

INTEREST EXPENSE: Interest expense, net of interest income, was $5.6 million for the nine months ended September 30, 2000, compared to $6.3 million for the nine months ended September 25, 1999. The decrease is due to a lower outstanding balance on the JPS Automotive Senior Notes. JPS Automotive repurchased $38 million principal amount of JPS Automotive Senior Notes during the third quarter of 2000.

OTHER INCOME: JPS Automotive had other income of $0.4 million for the nine months ended September 30, 2000 compared to $0.1 million in the comparable 1999 period The increase is primarily due to income recognized on the accounts receivable purchased from a subsidiary of C&A Products in December, 1999.

INCOME TAXES: JPS Automotive recognized an income tax provision of $2.2 million for the nine months ended September 30, 2000, compared to an income tax benefit of $0.5 in the comparable 1999 period. JPS Automotive's effective tax rate for the nine months ended September 30, 2000 was 42.9% compared to 22.6% for the nine months ended September 25, 1999. The percentage increase is due to the impact of certain state taxes and nondeductible goodwill, which do not fluctuate with income.

EXTRAORDINARY CHARGE: During the third quarter of 2000, JPS Automotive recognized an extraordinary charge of $0.7 million in connection with the repurchase of $38 million principal amount of JPS Automotive Senior Notes on the open market at prices in excess of carrying value.

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

NET INCOME: Net income was $2.2 million for the nine months ended September 30, 2000, compared to a net loss of $2.5 million for the nine months ended September 25, 1999 primarily due to the reasons cited above.

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

         During the quarter, $38.0 million principal amount of the JPS Automotive Senior Notes were repurchased by JPS Automotive on the open market and retired. The JPS Automotive Senior Notes will mature in June, 2001. JPS Automotive currently plans to satisfy the obligation with cash generated from operations, with a portion being refinanced by C&A Products.


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

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include general economic conditions in the markets in which JPS Automotive operates and industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at JPS Automotive's major customers, changes in consumer preferences, dependence on significant automotive customers, changes in the popularity of particular vehicle models or particular interior trim packages, the loss of programs on particular vehicle models, the level of competition in the automotive supply industry and pricing pressure from automotive customers, as well as factors more specific to JPS Automotive, such as the substantial leverage of JPS Automotive and limitations imposed by the Senior Notes. For a discussion of certain of these and other important factors which may affect the operations, products and markets of JPS Automotive, see "Business" in the 1999 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 10-K, the Notes to JPS Automotive's Consolidated Financial Statements in the 1999 10-K, the Company's report on Form 10-Q for the fiscal quarters ended April 1, 2000, July 1, 2000 and above in this Form 10-Q and also see JPS Automotive's other filings with the Securities and Exchange Commission.

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2000.

                               JPS AUTOMOTIVE INC.


                           By: /s/  Rajesh Shah
                               ----------------
                               Rajesh K. Shah
                               Executive Vice President and
                               Chief Financial Officer

                               (Duly Authorized and Principal Financial Officer)


                               JPS AUTOMOTIVE PRODUCTS CORP.

                           By: /s/  Rajesh Shah
                               ----------------
                               Rajesh K. Shah
                               Executive Vice President and
                               Chief Financial Officer

                               (Duly Authorized and Principal Financial Officer)